Form 10-Q
period 2005-06-30
ENERGYTEC INC
filed 2005-08-15
CIK 1202963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005.

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934

For the transition period from                      to

Commission File No.

Energytec, Inc.

(Exact name of registrant as specified in its charter)

Nevada	75-2835634
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14785 Preston Road, Suite 550, Dallas, Texas 75254

(Address of principal executive offices and Zip Code)

(972) 789-5136

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $212,328,364

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 61,969,313 shares of common stock as of August 13, 2005.

ITEM NUMBER AND CAPTION		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004	3

	Condensed Consolidated Statements of Income for the Three Months and Six Months Ended June 30, 2005 and 2004 (unaudited)	5

	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Year Ended December 31, 2004 and Six Months Ended June 30, 2005 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and for the Year Ended December 31, 2004 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II – OTHER INFORMATION

Item 5.	Other Information	18

Item 6.	Exhibits	18

	Signatures	18

ENERGYTEC, INC.

Consolidated Balance Sheets

June 30, 2005 (Unaudited) and December 31, 2004

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,128,308	$6,567,930
Accounts receivable, revenue	736,764	469,178
Accounts receivable, joint interests	307,500	307,500
Accounts receivable, programs	3,529,040	834,600
Accounts receivable, other	2,588,485	629,355
Other current assets	12,500	12,500

TOTAL CURRENT ASSETS	14,302,597	8,821,063

PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts	20,397,062	14,682,694
Gas pipeline	1,569,504	1,559,107
Oil and gas supplies	359,798	342,846
Well service and related equipment	3,524,266	2,753,608

	25,850,630	19,338,255

Less accumulated depreciation, depletion and amortization	1,363,704	1,031,073

NET PROPERTY AND EQUIPMENT	24,486,926	18,307,182

OTHER ASSETS
Long-term receivables, advance payments	3,680,134	1,481,795

TOTAL OTHER ASSETS	3,680,134	1,481,795

	$42,469,657	$28,610,040

(Continued)

ENERGYTEC, INC.

Consolidated Balance Sheets (Continued)

June 30, 2005 (Unaudited) and December 31, 2004

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,389,341	$679,273
Accounts payable, revenue	1,306,205	1,104,314
Income taxes payable	825,969	1,669,977
Turnkey costs payable	8,018,814	1,451,806
Accrued expenses	—	468,638
Debenture bonds	125,000	175,000
Notes payable, current maturities	779,855	826,094

TOTAL CURRENT LIABILITIES	12,445,184	6,375,102

LONG-TERM LIABILITIES
Notes payable, net of current maturities	765,830	977,702
Asset retirement obligation	654,775	624,303
Deferred federal income taxes	1,990,454	1,356,879

TOTAL LONG-TERM LIABILITIES	3,411,059	2,958,884

TOTAL LIABILITIES	15,856,243	9,333,986

SHAREHOLDERS’ EQUITY
Preferred stock (10,000,000 shares authorized, none issued and outstanding, $.001 par)	—	—
Common stock (90,000,000 shares authorized, 61,903,313 issued and 61,902,560, outstanding and 59,534,281 issued and 59,348,981 outstanding, respectively, $.001 par)	61,904	59,535
Additional paid-in capital	26,165,424	20,594,763
Treasury stock, at cost	(147)	(36,351)
Retained earnings (deficit)	386,233	(1,341,893)

TOTAL SHAREHOLDERS’ EQUITY	26,613,414	19,276,054

	$42,469,657	$28,610,040

The accompanying notes are an integral part

of these consolidated financial statements

ENERGYTEC, INC.

Unaudited Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2005 and 2004 (Unaudited)

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
REVENUES
Oil and gas revenue	$393,624	$333,235	$692,579	$550,507
Well service revenue	898,955	267,495	1,478,654	603,204
Gas sales	397,942	48,170	698,106	92,328

TOTAL REVENUES	1,690,521	648,900	2,869,339	1,246,039

EXPENSES
Oil and gas expenses
Lease operating	509,764	199,449	685,827	345,989
Well service expenses	848,711	263,192	1,535,780	475,561
Gas purchases	353,005	—	615,372	—
Depreciation, depletion and amortization	203,964	103,041	374,537	206,082
Interest expense	85,495	39,674	113,036	108,899
General and administrative expenses	895,089	273,917	1,476,765	422,787

TOTAL EXPENSES	2,896,028	879,273	4,801,317	1,559,318

OTHER INCOME (EXPENSE)
Interest income	1,211	—	2,801	—
Gain on sale of working interests	2,753,520	2,578,540	4,625,592	4,511,523

TOTAL OTHER INCOME (EXPENSE)	2,754,731	2,578,540	4,628,393	4,511,523

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,549,224	2,348,167	2,696,415	4,198,244

PROVISION FOR INCOME TAXES	541,329	821,858	968,289	1,469,385

NET INCOME	$1,007,895	$1,526,309	$1,728,126	$2,728,859

EARNINGS PER SHARE
Basic	$0.02	$0.03	$0.03	$0.05

Diluted	$0.02	$0.03	$0.03	$0.05

The accompanying notes are an integral part

of these consolidated financial statements

ENERGYTEC, INC.

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2004, and Six Months Ended June 30, 2005 (Unaudited)

	Number of Shares	Preferred Stock $.001 Par Value	Common Stock $.001 Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Deficit)	Total
BALANCE, December 31, 2003 (Audited)	$48,524,017	$—	$48,524	$5,247,333	$(33,155)	$770,066	$6,032,768

Capital stock issued for cash	4,945,706	—	4,946	6,919,042	—	—	6,923,988
Capital stock issued for assets	215,000	—	215	166,785	—	—	167,000
Capital stock issued for stock dividend	3,252,626	—	3,253	7,412,734	—	(7,415,987)	—
Capital stock issued for services	225,000	—	225	172,775	—	—	173,000
Capital stock issued upon conversion of notes and debentures	471,932	—	472	272,994	—	—	273,466
Capital stock issued upon exercise of options	1,900,000	—	1,900	403,100	—	—	405,000
Treasury stock purchased for cash	—				(3,196)		(3,196)
Net income	—	—	—	—	—	5,304,028	5,304,028

BALANCE, December 31, 2004 (Audited)	59,534,281	—	59,535	20,594,763	(36,351)	(1,341,893)	19,276,054

Treasury stock retired	(185,300)		(185)	(36,019)	36,204		—
Capital stock issued for cash	2,432,776		2,433	5,351,507			5,353,940
Capital stock issued for services	25,000		25	39,975			40,000
Capital stock issued upon conversion of debenture	25,000		25	49,975			50,000
Capital stock issued under stock compensation plan	71,556		71	165,223			165,294
Net income	—	—	—	—	—	1,728,126	1,728,126

BALANCE, June 30, 2005	61,903,313	$—	$61,904	$26,165,424	$(147)	$386,233	$26,613,414

The accompanying notes are an integral part

of these consolidated financial statements

ENERGYTEC, INC.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2005 (Unaudited) and for the Year Ended December 31, 2004

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,728,126	$5,304,028
Adjustments to reconcile net income to net cash used in operating activities
Unrealized loss on investment	—	1,500
Gain on sale of working interest	(4,625,592)	(10,510,501)
Depreciation, depletion and amortization	332,631	418,374
Impairment of long-lived assets	—	120,905
Changes in assets and liabilities
Increase in accounts receivable, revenue	(267,586)	(229,082)
Decrease in accounts receivable, joint interests	—	73,051
Increase in accounts, receivable programs	(2,694,440)	(834,600)
Increase in accounts receivable, other	(1,959,130)	(564,355)
Increase in other current assets	—	(6,738)
Increase in accounts payable	710,068	30,819
Increase in accounts payable, revenue	201,891	1,104,314
Decrease in royalties payable	—	(1,008,695)
Increase in turnkey costs payable	6,567,008	1,061,987
(Decrease) increase in accrued expenses	(468,638)	468,638
(Decrease) increase in federal income taxes payable	(844,008)	1,112,085
Increase in deferred federal income taxes	633,575	934,281

Net cash flows used in operating activities	(686,095)	(2,523,989)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(10,937,471)	(12,853,233)
Proceeds from sale of property and equipment	9,081,160	16,134,708
Advance revenue payments	(2,198,339)	(1,481,795)

Net cash flows (used in) provided by investing activities	(4,054,650)	1,799,680

(Continued)

ENERGYTEC, INC.

Consolidated Statements of Cash Flows (Continued)

For the Six Months Ended June 30, 2005 (Unaudited) and for the Year Ended December 31, 2004

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(258,111)	(1,257,536)
Payments on short-term notes payable	—	(22,650)
Proceeds provided from borrowings on notes payable	—	50,000
Proceeds provided from sale of common stock	5,559,234	7,328,988
Proceeds provided from sale of stock subscriptions	—	—
Payments for purchase of treasury stock	—	(3,196)

Net cash flows provided by financing activities	5,301,123	6,095,606

NET INCREASE IN CASH	560,378	5,371,297

CASH, beginning	6,567,930	1,196,633

CASH, ending	$7,128,308	$6,567,930

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Cash paid for interest	$113,036	$247,595

Cash paid for income taxes	$975,929	$1,028,151

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Capital stock issued for acquisition of assets	$—	$167,000

Capital stock issued for settlement of notes payable	$—	$223,466

Capital stock issued for stock dividend	$—	$7,415,987

Capital stock issued for conversion of debenture	$50,000	$50,000

Capital stock issued for services	$40,000	$173,000

Assets acquired through notes payable	$—	$162,343

The accompanying notes are an integral part

of these consolidated financial statements

ENERGYTEC, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

1. BASIS OF PRESENTATION

These consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods reported. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Certain reclassifications of prior year data have been made to conform to 2005 classifications. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10 registration statement filed with the Securities and Exchange Commission May 2, 2005, as amended June 24, 2005. The Company’s exploration and production activities are accounted for under the “successful efforts” method.

2. EARNINGS PER SHARE

Basic earnings per share amounts are computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the periods. Diluted earnings per share amounts take into consideration all potentially dilutive common shares such as options and convertible securities.

For basic earnings per share purposes, for the six months ended June 30, 2005 and 2004, weighted average common stock shares outstanding totaled 61,810,813 and 49,737,493, respectively. For diluted earnings per share purposes, for the quarters ended June 30, 2005 and 2004, weighted average common stock shares outstanding totaled 61,810,813 and 49,737,493, respectively, and included shares relating to the assumed conversion of notes and debentures and the assumed exercise of stock options. Net income for diluted earnings per share purposes includes the add back of the interest savings from the assumed conversion of notes and debentures, net of the related tax effects.

3. STOCK BASED COMPENSATION

SFAS No. 123, “Accounting for Stock-Based Compensation”, encourages entities to recognize compensation cost for stock-based employee compensation plans using the fair value method of accounting, as defined therein, but allows for the continued use of the intrinsic value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. Prior to 2005, the Company had not granted to employees any stock under a stock based compensation plan. SFAS 123 will be adopted for the stock granted under a plan adopted on March 15, 2005, under which the Company granted certain employees the rights to restricted common stock shares totaling 644,000 shares, vesting equally in January of each of the years 2006, 2007 and 2008. Pursuant to SFAS No. 123, the fair value of these shares will be recognized as compensation expense over the periods in which the services are provided and in which the shares vest. The vesting period begins in April 2005, provided the employee is employed at December 31, 2005.

4. ASSET RETIREMENT OBLIGATION

Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”. Pursuant to this accounting standard, the Company recognized additional liabilities at June 30, 2005 and December 31, 2004, of approximately $30,472 and $327,016, respectively, for asset retirement obligations related to the future costs of plugging and abandoning its oil and gas properties, the removal of equipment and facilities from lease acreage and returning such land to its original condition. These costs reflect the legal obligations associated with the normal operation of oil and gas properties and were capitalized by increasing the carrying amounts of the related long-lived assets by the fair value of these obligations, discounted to their present value. The cumulative effect from the initial adoption of this accounting standard at January 1, 2003 was not significant and net income for the year ended December 31, 2002 would not have been materially different if this standard had been adopted effective January 1, 2002.

ENERGYTEC, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The changes in the carrying amount of the Company’s asset retirement obligations for the six months ended June 30, 2005 and the year ended December 31, 2004 are as follows.

	2005	2004
Balance at beginning of period	$624,303	$297,287
Accretion expense	30,472	29,729
Payments	—	—
Liabilities incurred	—	297,287

Balance at end of period	$654,775	$624,303

5. BORROWINGS

The Company’s borrowings consist of various notes payable with similar terms and maturities, convertible notes payable, a note payable to a director and debenture notes. None of these borrowings contain any significant debt covenants or restrictions on Company assets or dividend payments.

The notes payable are with various financial institutions, bear interest at rates ranging from 7.5% to 12.0%, are payable in monthly installments of principal and interest, are collateralized by accounts receivable and by various oil and gas properties or other equipment and mature through September 2005.

The convertible notes are payable to various individuals, bear interest at 12.0%, are payable in monthly or quarterly installments of principal and interest, are unsecured and mature through July 2006. The notes are convertible at the holders’ option into the Company’s common stock shares at a conversion price of $.50 per share. In April 2004, all of these notes were converted into 471,932 shares of common stock.

In June 2003, the Company issued debenture notes to various individuals. The notes bear interest at 8.0%, are unsecured and mature in 2008. Interest is payable monthly in arrears on or before the 15th of each month. Additional interest equal to .5% or 1% of the principal amount is payable to the holder if the average mcf price of gas does not fall within given ranges for each six month measurement period. The debentures are convertible at the holders’ option into the Company’s common stock shares at a conversion price of $2.00 per share. In September 2004, $50,000 of these debentures was converted into 25,000 shares of common stock. In June 2005, $50,000 of these debentures was converted into 25,000 shares of common stock.

Future maturities required under the terms of the above debt are as follows:

Year Ended June 30,	Amount
2006	$779,855
2007	423,744
2008	342,086

$1,545,685

ENERGYTEC, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

6. INCOME TAXES

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes”, which requires the establishment of deferred tax assets and liabilities for the recognition of future deductions or taxable amounts and operating loss and tax credit carry forwards. Deferred federal income tax expense or benefit is recognized as a result of the change in the deferred tax asset or liability during the year using the currently enacted tax laws and rates that apply to the period in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax assets to the amounts that will more likely than not be realized.

A reconciliation of income tax expense at the statutory federal and state income tax rates to income tax expense at the Company’s effective tax rate for the three months and six months ended June 30, 2005 and 2004, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Income tax, statutory rates	$542,584	$821,858	$930,401	$1,469,385
State taxes, net	(1,255)	—	37,888	—
Nondeductible and other	—	—	—	—

Provision for income taxes	$541,329	$821,858	$968,289	$1,469,385

The following temporary differences gave rise to the deferred tax asset and liability at:

	June 30, 2005	December 31, 2004
Deferred tax asset:
Balance, January 1	$210,385	$210,385
Valuation allowance	—	—

Net deferred tax asset	210,385	210,385

Deferred tax liability:
Balance, January 1	1,567,264	623,983
Effect of excess of financial statement depletion over tax depletion	—	6,928
Effect of intangible drilling costs expensed for tax purposes which were capitalized for financial statement purposes	633,575	927,353

Gross deferred tax liability	2,200,839	1,567,264

Net deferred tax liability	$1,990,454	$1,356,879

ENERGYTEC, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

7. ENVIRONMENTAL ISSUES

The Company is engaged in oil and gas exploration and production and may become subject to certain liabilities as they relate to environmental clean up of well sites or other environmental restoration procedures as they relate to the drilling of oil and gas wells and the operation thereof. In the Company’s acquisition of existing or previously drilled wells, the Company may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated. Should it be determined that a liability exists with respect to any environmental clean up or restoration, the liability to cure such a violation could fall upon the Company.

In November 2004, an oil spill of eight barrels occurred on land where several of the Company’s wells are located. The remediation and restoration of the land is governed by the Texas Railroad Commission (TRC) and other attendant regulatory authorities. During November and December 2004, the Company incurred approximately $520,000 of costs related to the clean up. Through March 31, 2005, an additional $1,925,618 of such costs were incurred and paid.

In connection with this spill, the Company filed a claim with both its primary and secondary insurance carrier. Under these policies, the Company has combined coverage of $2,000,000 subject to deductibles of $5,000. This claim is currently being documented and processed and the Company expects to fully recover the above incurred costs to the limits of its coverage although a complete settlement of the claim could take up to one year. Accordingly, the Company has reflected in the accompanying consolidated financial statements an insurance recovery receivable related to the clean up costs incurred. The portion of the costs which are preventative in nature will be capitalized in accordance with EITF 90-8. The Company believes it is in full compliance with all requirements related to the spill and has satisfactorily complied with all environmental concerns.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Energytec, Inc. was formed for the purpose of engaging in oil and gas producing activities through the acquisition of oil and gas properties. We own working interests in 58,361 acres of oil and gas leases in Texas and Wyoming. We also own a gas pipeline of approximately 63 miles in Texas. Energytec is pursuing an ongoing reworking and drilling program to increase production from its properties. Energytec also owns a well service business operated through its subsidiary, Comanche Well Service Corporation.

Results of Operations

Revenue

For the three months ended June 30, 2005, oil and gas revenue has increased 18% over the same period for 2004, with a 25% increase for the six months ended June 30, 2005, as compared to the same period for 2004. The increasing oil and gas prices are the primary factor in the increase in revenues. Additional production from recompleted wells also contributes to the increase.

Well service revenue continues to increase because we are utilizing more of our equipment and have added well service units, which have been put into service on additional properties. The revenue has increased by 235%, from $603,204 for the six months ended June 30, 2004, to $1,478,654 for the same period in 2005. Well service expenses have also risen due to the addition of employees and the expense of maintaining the equipment. The expense increased by 223%, from $475,561 for the six months ended June 30, 2004, to $1,535,780 for the same period in 2005. During the first six months of 2004, employees were also involved in the construction of a shop. These expenses were capitalized resulting in lower well service expenses during that period of time. For the current year, we have a loss of $57,126 from well services provided. This is primarily due to the addition of employees who were utilized to complete construction and necessary repairs on additional well service units and a drilling rig which will be used by Energytec in the third quarter of 2005. Revenues were not generated from the additional well service units until the second quarter of 2005. No revenues will be recognized from the drilling rig until the third quarter of 2005. For the three months ended June 30, 2005, we recognized a profit from well services provided of $50,244. These profits result from putting the well service units into use and utilizing employees in the recompletion of additional wells.

The volume of gas sales has remained consistent, but fluctuations in gas prices have resulted in a decline in net gas sales of $3,233 for the three months ended June 30, 2005, as compared to the same period in 2004, and $9,594 for the six months ended June 30, 2005, as compared with year to date numbers for the same period in 2004.

Oil and gas expenses

Lease operating expenses have increased from $345,989 for the six months ended June 30, 2004, to $685,827 for the same period in the current year. This is an increase of 98%. Additionally, lease operating expenses as compared to oil and gas revenues appear to be high. However, we incur expenses on non-producing wells that creates this high ratio of expense to revenue. As we continue to recomplete additional wells and bring them onto production, the costs as a percentage of the revenue should decline.

General and administrative

General and administrative expenses increased 226% from $273,917 for the three months ended June 30, 2004, to $895,089 for the same period in 2005. Likewise, the general and administrative expenses increased by 249% from $422,787 for the six months ended June 30, 2004, to $1,476,765 for the same period in 2005. During the time period from the first half of 2004 through the first half of 2005, the company has added employees and additional office space in both the corporate offices and in the Talco field office. We have also incurred additional consulting expenses related to a drilling program that began in the third quarter of 2005.

Other income (expense)

During the three months ended June 30, 2005, Energytec recognized a gain on sale of working interests of $2,753,520 which is consistent with the same period for the prior year.

Liquidity and Capital Resources

Capital expenditures in the second quarter of 2005 totaled approximately $6,800,000. Capital expenditures through the first six months of 2005 totaled approximately $10,900,000. The total capital budget for 2005 is expected to be approximately $15 million, which will be funded through cash reserves and the assignment of working interests or short term borrowings.

In June 2005, Energytec entered into a verbal agreement to sell 100 percent of the working interest held by Energytec in ten existing wells and three development wells to be drilled in the Sulphur Bluff field located in Hopkins County, Texas, and two development wells and two exploration wells to be drilled on the Redwater properties in Northeast Texas. We further agreed to recomplete the existing wells and drill (and complete or plug) the new wells, all at our expense. In exchange for working interests and well services, Energytec retained a 35 percent net profits overriding royalty interest in all the wells and received $8 million. The Company will have the option to re-purchase the interest until July 1, 2006, for the sum of $12,000,000 less any income distributed to Investor from the Closing through June 30, 2006. After one year, Energytec will retain an option to repurchase the interest at an amount to be determined at the date the option is exercised.

During June 2005, one debenture was converted resulting in the issuance of 25,000 shares of common stock.

Capital Commitments The following table discloses aggregate information about our contractual obligations including notes payable and lease obligations, and the periods in which payments are due as of June 30, 2005:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes payable	$1,670,685	$904,855	$765,830	$—	$—

Interest on above notes	175,293	115,733	59,560	—	—
Operating lease obligations	12,268	12,268	—	—	—
Purchase commitments under service provider contracts	—	—	—	—	—

Total contractual obligations	$1,858,246	$1,032,856	$825,390	$—	$—

Critical accounting policies and estimates

Critical Accounting Policies and Estimates

Energytec prepares its financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. In response to SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” described below are certain of these policies that are likely to be of particular importance to the portrayal of Energytec’s financial position and results of operations and require the application of significant judgment by management. Energytec will analyze estimates, including those related to oil and gas revenues, reserves and properties, as well as goodwill and contingencies, and base its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. You should expect the following critical accounting policies will affect management’s more significant judgments and estimates used in the preparation of Energytec’s financial statements.

Revenue Recognition

Energytec recognizes revenue associated with the sales of crude oil and natural gas when title passes to the customer. Revenues from the production of properties in which we have an interest with other producers are recognized on the basis of our net working interest.

Oil and Gas Properties

Energytec uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and costs to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Energytec’s experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated residual salvage values, are depreciated and depleted by the unit of production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Oil and Gas Reserves

The process of estimating quantities of oil and gas reserves is complex, requiring significant decisions in the evaluation of all available geological, geophysical, engineering and economic data. The data for a given field may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, material revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various fields make these estimates generally less precise than other estimates included in the financial statement disclosures.

Energytec will use the unit-of-production method to amortize our oil and gas properties. Changes in proved developed reserve quantities will cause corresponding changes in depletion expense in periods subsequent to the quantity revision.

Impairment of Long-Lived Assets

Energytec will account for its long-lived assets, including oil and gas properties, under the provisions of SFAS No. 144. This provision requires the recognition of an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and measure an impairment loss as the difference between the carrying amount and the fair value of the asset. The Company recorded $78,601 and $120,905 for the years ended December 31, 2002 and 2004, respectively. There was no impairment for the year ended December 31, 2003.

Accounting for Asset Retirement Obligations

Energytec will account for the asset retirement obligations under the provisions of FASB No. 143, which requires the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is recognized.

Federal Income Taxes

Energytec will account for federal income taxes under the provisions of SFAS No. 109, which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. In addition, the recognition of future tax benefits, such as net operating loss carry forwards, are required to the extent that realization of such benefits are more likely than not.

Accounting for Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages entities to recognized compensation costs for stock-based employee compensation plans using the fair value method of accounting, as defined therein. In December 2004, the FASB issued SFAS 123R, “Share-Based Payments,” revising SFAS No. 123, “Accounting for Stock Based Compensation,” and superseding “Accounting for Stock Issued to Employees.” SFAS 123R establishes standards for the accounting of transactions in which an entity exchanges it equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the effective date and to awards modified, purchased or canceled after that date. Adoption is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Energytec adopted SFAS 123R in the first quarter of 2005.

Goodwill

Energytec will account for any goodwill it may recognize in the future in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an annual impairment assessment. A more frequent assessment is required if certain events occur that reasonably indicate an impairment may have occurred. The volatility of oil and gas prices may cause more frequent assessments. The impairment assessment requires Energytec to make estimates regarding the fair value of the reporting unit. The estimated fair value is based on numerous factors, including future net cash flows of Energytec’s estimates of proved reserves as well as the success of future exploration for and development of unproved reserves. These factors are each individually weighted to estimate the total fair value of the reporting unit. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the unit is considered not impaired. If the carrying amount exceeds the estimated fair value, then a measurement of the loss must be performed, with any deficiency recorded as an impairment.

Contingencies

A provision for contingencies is charged to expense when the loss is probable and the cost can be reasonably estimated. Determining when expenses should be recorded for these contingencies and the appropriate amounts for accrual is a complex estimation process that includes subjective judgment. In many cases, this judgment is based on interpretation of laws and regulations, which can be interpreted differently by regulators and/or courts of law. Energytec will closely monitor known and potential legal, environmental, and other contingencies and periodically determine when it should record losses for these items based on information available to it.

Recent Accounting Pronouncements

The FASB recently engaged in discussions regarding the application of certain provisions of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, to companies in the extractive industries, including oil and gas companies. The FASB noted inconsistencies between the Provisions of SFAS No. 141 and SFAS No. 142 and Emerging Issues Task Force (EITF) Issue No. 04-2, Whether Mineral Rights are Tangible or Intangible Assets. The provisions of SFAS No. 141 and SFAS No. 142 would require registrants to classify costs associated with mineral rights, including both proved and unproved lease acquisition costs, as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. The provisions of EITF Issue No. 04-2 defined the costs associated with mineral rights, including both proved and unproved lease acquisition costs, as tangible assets in the balance sheet. On April 30, 2004, the FASB directed the issuance of a FASB Staff Position (FSP) to amend statements SFAS No. 141 and SFAS No. 142 to address this inconsistency. This FSP amended SFAS No. 141 to state that mineral rights are considered tangible assets based upon the consensus in EITF Issue No. 04-2 and amended SFAS No. 142 to remove any reference to mineral rights being classified as intangible assets. The guidance in this FSP shall be applied to the first reporting period after April 29, 2004. Energytec will continue to include oil and gas lease acquisition costs as a component of oil and gas properties as directed by EITF Issue No. 04-2 and FSP FAS 141-1 and FAS 142-1.

During 2004, the EITF discussed Issue No. 04-9, “Accounting for Suspended Well Costs.” Under SFAS No. 19 “Financial Accounting and Reporting by Oil and Gas Producing Companies,” requires costs of drilling exploratory wells to be capitalized pending determination of whether the well has found proved reserves. If the well has found proved reserves, the capitalized costs are included in wells, equipment and facilities. If, however, the well has not found proved reserves, the capitalized costs of drilling the well are expensed, net of any salvage value, within one year except under certain specific circumstances. The application of this guidance has caused confusion within the industry. The EITF removed this issue from their September 2004 meeting and requested that the FASB consider an amendment to SFAS No. 19 to address this issue. The FASB issued on February 5, 2005 an FSP that amended SFAS No. 19 to permit the continued capitalization of exploratory wells costs beyond one year if the well had found sufficient quantity of reserves to justify its completion as a producing well and that the company is making sufficient progress assessing the reserves and the economic and operating viability of the project. This FSP takes effect on the first reporting period following April 5, 2005.

Energytec will continue to carry as an asset the cost of drilling exploratory wells that find sufficient quantities of reserves to justify their completion as producing wells if the required capital expenditure is made and drilling of additional exploratory wells is under way or planning for the near future. Once these activities have demonstrated that the reserves are economically producible, the project will be reviewed to ensure proper capital is allocated to the project so the proper development of the reserves is accomplished. Exploratory wells not meeting these criteria will be expensed and Energytec does not believe that this issue will have a material impact on its financial statements.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws that relate to future events or Energytec’s future financial performance. All statements in this report that are not historical facts, including, but not limited to, statements about oil and gas exploration and development activities, oil and gas reserves, oil and gas prices, competition with other oil and gas companies, government regulation of the oil and gas industry and related matters, and plans and objectives for future operations, are hereby identified as “forward-looking statements.” The words “may,” “should,” “will,” “expect,” “could,” “anticipate,” “believe,” “estimate,” “plan,” “intend” and similar expressions have been used to identify certain of the forward-looking statements. Forward-looking statements are based on current expectations, estimates, and projections, and they are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from those described in the forward-looking statements. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in our Form 10 registration statement filed with the Securities and Exchange Commission May 2, 2005, as amended June 24, 2005.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, interest rates, and commodity prices.

We did not have any foreign currency hedges or other derivative financial instruments as of June 30, 2005. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted in the United States and as such are not subject to foreign currency exchange rate risk. All long-term debt is subject to a fixed rate and as such is not subject to fluctuations in the market rate.

Our major market risk exposure is in the pricing applicable to our oil production and natural gas sales. Realizing pricing is primarily driven by the prevailing domestic price for crude oil. Historically, prices received for oil and gas sales have been volatile and unpredictable. We expect pricing volatility to continue. Oil prices ranged from a low of $35.75 per barrel to a high of $54.37 per barrel during the first six months of 2005. Gas prices during 2005 ranged from a low of $5.71 per mcf to a high of $6.90 per mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of management, Energytec’s chief executive officer and chief financial officer evaluated its disclosure controls and procedures on June 30, 2005. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with Energytec’s filing of its quarterly report on Form 10-Q for the three months and six months ended June 30, 2005.

During the second quarter of 2005 there have been no significant changes in Energytec’s internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II

ITEM 5.	OTHER INFORMATION

In June 2005, Energytec entered into a verbal agreement to sell 100 percent of the working interest held by Energytec in ten existing wells and three development wells to be drilled in the Sulphur Bluff field located in Hopkins County, Texas, and two development wells and two exploration wells to be drilled on the Redwater properties in Northeast Texas. We further agreed to recomplete the existing wells and drill (and complete or plug) the new wells, all at our expense. In exchange for working interests and well services, Energytec retained a 35 percent net profits overriding royalty interest in all the wells and received $8 million. The Company will have the option to re-purchase the interest until July 1, 2006, for the sum of $12,000,000 less any income distributed to Investor from the Closing through June 30, 2006. After one year, Energytec will retain an option to repurchase the interest at an amount to be determined at the date the option is exercised.

ITEM 6.	EXHIBITS

Exhibit No.	Title of Document

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Energytec, Inc.

Date: August 13, 2005	By:	/s/ Frank W Cole
Frank W Cole
President and Chief Executive Officer

Date: August 13, 2005	By:	/s/ Frank W Cole
Frank W Cole
Chief Financial Officer