Form 10-Q/A
period 2005-06-30
ENERGYTEC INC
filed 2005-11-04
CIK 1202963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

Results of Operations

Revenue

For the three months ended June 30, 2005, oil and gas revenue has increased 18% over the same period for 2004, with a 25% increase for the six months ended June 30, 2005, as compared to the same period for 2004. The average oil price over the first six months of 2005 was approximately $9.80 per barrel higher than the comparable period in 2004. Additional production of 155 net barrels of oil from the recompletion of two wells on the George Thompson lease in Rusk County, Texas, also contributed to the increase. The following table shows the gross and net oil and gas production for each month in the six-month period ended June 30, 2005:

	Oil (Bbl)		Gas (Mcf)
Month in 2005	Gross	Net	Gross	Net
January	8,820	1,479	22,136	3,147
February	8,240	1,394	19,374	3,185
March	8,328	1,548	16,284	2,746

April	10,226	2,163	27,505	6,701
May	10,844	1,877	28,466	5,876
June	11,106	2,265	25,887	5,563

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

The volume of gas sales has remained consistent at approximately 27,000 Mcf per month, but fluctuations in gas prices have resulted in a decline in net gas sales of $3,233 for the three months ended June 30, 2005, as compared to the same period in 2004, and $9,594 for the six months ended June 30, 2005, as compared with year to date numbers for the same period in 2004.

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

ITEM 6.	EXHIBITS

Exhibit No.	Title of Document

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These exhibits were furnished with the initial filing of the report with the Securities and Exchange Commission on August 15, 2005, and are furnished with this report by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Energytec, Inc.

Date: November 3, 2005	By:	/s/ Frank W Cole
Frank W Cole
President and Chief Executive Officer

Date: November 3, 2005	By:	/s/ Frank W Cole
Frank W Cole
Chief Financial Officer