Form 10-Q
period 2005-09-30
ENERGYTEC INC
filed 2005-11-14
CIK 1202963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days, (3) is not a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as described in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 67,686,591 shares of common stock as of November 10, 2005.

ITEM NUMBER AND CAPTION		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2005(unaudited) and December 31, 2004	3

	Condensed Consolidated Statements of Income for the Three Months and Nine Months Ended September 30, 2005 and 2004 (unaudited)	5

	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Year Ended December 31, 2004 and Nine Months Ended September 30, 2005 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 (unaudited) and for the Year Ended December 31, 2004	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 5.	Other Information	19

Item 6.	Exhibits	19

	Signatures	19

ENERGYTEC, INC.

Consolidated Balance Sheets

September 30, 2005 (Unaudited) and December 31, 2004

ASSETS

	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$1,829,641	$6,567,930
Accounts receivable, revenue	887,543	469,178
Accounts receivable, joint interests	307,500	307,500
Accounts receivable, programs	2,739,560	834,600
Accounts receivable, other	1,356,709	629,355
Prepaid income taxes	28,519	—
Other current assets	12,500	12,500

TOTAL CURRENT ASSETS	7,161,972	8,821,063

PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts	21,602,848	14,682,694
Gas pipeline	1,576,629	1,559,107
Oil and gas supplies	431,653	342,846
Well service and related equipment	5,463,604	2,753,608

	29,074,734	19,338,255
Less accumulated depreciation, depletion and amortization	1,561,821	1,031,073

NET PROPERTY AND EQUIPMENT	27,512,913	18,307,182

OTHER ASSETS
Long-term receivables, advance payments	4,985,660	1,481,795

TOTAL OTHER ASSETS	4,985,660	1,481,795

	$39,660,545	$28,610,040

(Continued)

ENERGYTEC, INC.

Consolidated Balance Sheets (Continued)

September 30, 2005 (Unaudited) and December 31, 2004

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Accounts payable	$1,542,019	$679,273
Accounts payable, revenue	1,597,979	1,104,314
Income taxes payable	—	1,669,977
Turnkey costs payable	4,160,948	1,451,806
Accrued expenses	—	468,638
Debenture bonds	125,000	175,000
Notes payable, current maturities	759,855	826,094

TOTAL CURRENT LIABILITIES	8,185,801	6,375,102

LONG-TERM LIABILITIES
Notes payable, net of current maturities	659,894	977,702
Asset retirement obligation	670,564	624,303
Deferred federal income taxes	2,136,732	1,356,879

TOTAL LONG-TERM LIABILITIES	3,467,190	2,958,884

TOTAL LIABILITIES	11,652,991	9,333,986

SHAREHOLDERS’ EQUITY
Preferred stock (10,000,000 shares authorized, none issued and outstanding, $.001 par)	—	—
Common stock (90,000,000 shares authorized, 62,040,868 issued and 62,040,115, outstanding and 59,534,281 issued and 59,348,981 outstanding, respectively, $.001 par)	62,042	59,535
Additional paid-in capital	26,475,781	20,594,763
Treasury stock, at cost	(147)	(36,351)
Retained earnings (deficit)	1,469,878	(1,341,893)

TOTAL SHAREHOLDERS’ EQUITY	28,007,554	19,276,054

	$39,660,545	$28,610,040

The accompanying notes are an integral part

of these consolidated financial statements

ENERGYTEC, INC.

Unaudited Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2005 and 2004 (Unaudited)

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
REVENUES
Oil and gas revenue	$388,122	$431,637	$1,080,701	$982,144
Drilling revenue	514,229	—	514,229	—
Well service revenue	895,149	350,644	2,373,803	953,848
Gas sales	505,310	45,233	1,203,416	137,561

TOTAL REVENUES	2,302,810	827,514	5,172,149	2,073,553

EXPENSES
Oil and gas expenses
Lease operating	263,682	320,420	949,509	666,409
Well service expenses	1,177,462	281,404	2,713,242	756,965
Drilling expenses	366,629	—	366,629	—
Gas purchases	460,653	—	1,076,025	—
Depreciation, depletion and amortization	198,117	103,041	572,654	309,123
Interest expense	112,869	60,300	225,905	169,199
General and administrative expenses	637,759	309,223	2,114,524	732,010

TOTAL EXPENSES	3,217,171	1,074,388	8,018,488	2,633,706

OTHER INCOME (EXPENSE)
Interest income	1,277	—	4,078	—
Environmental remediation	(978,138)	—	(978,138)	—
Gain on sale of working interests	3,651,314	2,713,847	8,276,906	7,225,370

TOTAL OTHER INCOME (EXPENSE)	2,674,453	2,713,847	7,302,846	7,225,370

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,760,092	2,466,973	4,456,507	6,665,217
PROVISION FOR INCOME TAXES	676,447	863,441	1,644,736	2,332,826

NET INCOME	$1,083,645	$1,603,532	$2,811,771	$4,332,391

EARNINGS PER SHARE
Basic	$0.02	$0.03	$0.05	$0.08

Diluted	$0.02	$0.03	$0.05	$0.08

The accompanying notes are an integral part

of these consolidated financial statements

ENERGYTEC, INC.

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2004, and Nine Months Ended September 30, 2005 (Unaudited)

	Number of Shares	Preferred Stock $.001 Par Value	Common Stock $.001 Par Value	Additional Paid-In Capital	Treasury Stock	Retained (Deficit)	Total
BALANCE, December 31, 2003 (Audited)	48,524,017	—	48,524	5,247,333	(33,155)	770,066	6,032,768
Capital stock issued for cash	4,945,706	—	4,946	6,919,042	—	—	6,923,988
Capital stock issued for assets	215,000	—	215	166,785	—	—	167,000
Capital stock issued for stock dividend	3,252,626	—	3,253	7,412,734	—	(7,415,987)	—
Capital stsock issued for services	225,000	—	225	172,775	—	—	173,000
Capital stock issued upon conversion of notes and debentures	471,932	—	472	272,994	—	—	273,466
Capital stock issued upon exercise of options	1,900,000	—	1,900	403,100	—	—	405,000
Treasury stock purchased for cash	—				(3,196)		(3,196)
Net income	—	—	—	—	—	5,304,028	5,304,028

BALANCE, December 31, 2004 (Audited)	59,534,281	—	59,535	20,594,763	(36,351)	(1,341,893)	19,276,054
Treasury stock retired	(185,300)		(185)	(36,019)	36,204		—
Capital stock issued for cash	2,498,775		2,499	5,496,641			5,499,140
Capital stock issued for services	25,000		25	39,975			40,000
Capital stock issued upon conversion of debenture	25,000		25	49,975			50,000
Capital stock issued under stock compensation plan	143,112		143	330,446			330,589
Net income	—	—	—	—	—	2,811,771	2,811,771

BALANCE, September 30, 2005	62,040,868	$—	$62,042	$26,475,781	$(147)	$1,469,878	$28,007,554

The accompanying notes are an integral part

of these consolidated financial statements

ENERGYTEC, INC.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2005 (Unaudited) and for the Year Ended December 31, 2004

	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,811,771	$5,304,028
Adjustments to reconcile net income to net cash used in operating activities
Capital stock issued for services	40,000	—
Capital stock issued under stock compensation plan	330,589	—
Unrealized loss on investment	—	1,500
Gain on sale of working interest	(8,276,906)	(10,510,501)
Depreciation, depletion and amortization	530,748	418,374
Impairment of long-lived assets	—	120,905
Changes in assets and liabilities
Increase in accounts receivable, revenue	(418,365)	(229,082)
Decrease in accounts receivable, joint interests	—	73,051
Increase in accounts, receivable programs	(1,904,960)	(834,600)
Increase in accounts receivable, other	(727,354)	(564,355)
Increase in prepaid income taxes	(28,519)	—
Increase in other current assets	—	(6,738)
Increase in accounts payable	862,746	30,819
Increase in accounts payable, revenue	493,665	1,104,314
Decrease in royalties payable	—	(1,008,695)
Increase in turnkey costs payable	2,709,142	1,061,987
(Decrease) increase in accrued expenses	(468,638)	468,638
(Decrease) increase in federal income taxes payable	(1,669,977)	1,112,085
Increase in deferred federal income taxes	779,853	934,281

Net cash flows used in operating activities	(4,936,205)	(2,523,989)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(13,947,912)	(12,853,233)
Proceeds from sale of property and equipment	12,534,600	16,134,708
Advance revenue payments	(3,503,865)	(1,481,795)

Net cash flows (used in) provided by investing activities	(4,917,177)	1,799,680

(Continued)

ENERGYTEC, INC.

Consolidated Statements of Cash Flows (Continued)

For the Nine Months Ended September 30, 2005 (Unaudited) and for the Year Ended December 31, 2004

	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(384,047)	(1,257,536)
Payments on short-term notes payable	—	(22,650)
Proceeds provided from borrowings on notes payable	—	50,000
Proceeds provided from sale of common stock	5,499,140	7,328,988
Proceeds provided from sale of stock subscriptions	—	—
Payments for purchase of treasury stock	—	(3,196)

Net cash flows provided by financing activities	5,115,093	6,095,606

NET (DECREASE) INCREASE IN CASH	(4,738,289)	5,371,297
CASH, beginning	6,567,930	1,196,633

CASH, ending	$1,829,641	$6,567,930

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Cash paid for interest	$225,905	$247,595

Cash paid for income taxes	$2,360,586	$1,028,151

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Capital stock issued for acquisition of assets	$—	$167,000

Capital stock issued for settlement of notes payable	$—	$223,466

Capital stock issued for stock dividend	$—	$7,415,987

Capital stock issued for conversion of debenture	$50,000	$50,000

Capital stock issued for services	$40,000	$173,000

Capital stock issued under stock compensation plan	$330,589	$—

Assets acquired through notes payable	$—	$162,343

The accompanying notes are an integral part of these consolidated financial statements

ENERGYTEC, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

1. BASIS OF PRESENTATION

These consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods reported. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Certain reclassifications of prior year data have been made to conform to 2005 classifications. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10 registration statement filed with the Securities and Exchange Commission May 2, 2005, as amended September 19, 2005. The Company’s exploration and production activities are accounted for under the “successful efforts” method.

2. EARNINGS PER SHARE

Basic earnings per share amounts are computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the periods. Diluted earnings per share amounts take into consideration all potentially dilutive common shares such as options and convertible securities.

For basic earnings per share purposes, for the nine months ended September 30, 2005 and 2004, weighted average common stock shares outstanding totaled 62,005,090 and 50,535,949, respectively. For diluted earnings per share purposes, for the nine months ended September 30, 2005 and 2004, weighted average common stock shares outstanding totaled 62,031,812 and 50,565,116, respectively, and included shares relating to the assumed conversion of notes and debentures and the assumed exercise of stock options. Net income for diluted earnings per share purposes includes the add back of the interest savings from the assumed conversion of notes and debentures, net of the related tax effects.

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

4. ASSET RETIREMENT OBLIGATION

Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”. Pursuant to this accounting standard, the Company recognized additional liabilities at September 30, 2005 and December 31, 2004, of approximately $15,789 and $327,016, respectively, for asset retirement obligations related to the future costs of plugging and abandoning its oil and gas properties, the removal of equipment and facilities from lease acreage and returning such land to its original condition. These costs reflect the legal obligations associated with the normal operation of oil and gas properties and were capitalized by increasing the carrying amounts of the related long-lived assets by the fair value of these obligations, discounted to their present value. The cumulative effect from the initial adoption of this accounting standard at January 1, 2003 was not significant and net income for the year ended December 31, 2002 would not have been materially different if this standard had been adopted effective January 1, 2002.

ENERGYTEC, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The changes in the carrying amount of the Company’s asset retirement obligations for the three months ended September 30, 2005 and the year ended December 31, 2004 are as follows.

	2005	2004
Balance at beginning of period	$654,775	$297,287
Accretion expense	15,789	29,729
Payments	—	—
Liabilities incurred	—	297,287

Balance at end of period	$670,564	$624,303

5. BORROWINGS

The Company’s borrowings consist of various notes payable with similar terms and maturities, convertible notes payable, and debenture notes. None of these borrowings contain any significant debt covenants or restrictions on Company assets or dividend payments.

The notes payable are with various financial institutions, bear interest at rates ranging from 7.5% to 12.0%, are payable in monthly installments of principal and interest, are collateralized by accounts receivable and by various oil and gas properties or other equipment, and mature through September 2005.

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

Future maturities required under the terms of the above debt are as follows:

Year Ended September 30,	Amount
2006	$759,855
2007	423,744
2008	236,150

$1,419,749

ENERGYTEC, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

6. INCOME TAXES

The Company accounts for income taxes pursuant to SFAS No. 109, ‘Accounting for Income Taxes”, which requires the establishment of deferred tax assets and liabilities for the recognition of future deductions or taxable amounts and operating loss and tax credit carry forwards. Deferred federal income tax expense or benefit is recognized as a result of the change in the deferred tax asset or liability during the year using the currently enacted tax laws and rates that apply to the period in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax assets to the amounts that will more likely than not be realized.

A reconciliation of income tax expense at the statutory federal and state income tax rates to income tax expense at the Company’s effective tax rate for the three months and nine months ended September 30, 2005, and 2004 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Income tax, statutory rates	$583,501	$863,441	$1,513,902	$2,332,826
State taxes, net	92,946	—	130,834	—
Nondeductible and other	—	—	—	—

Provision for income taxes	$676,447	$863,441	$1,644,736	$2,332,826

The following temporary differences gave rise to the deferred tax asset and liability at:

	September 30, 2005	December 31, 2004
Deferred tax asset:
Balance, January 1	$210,385	$210,385
Valuation allowance	—	—

Net deferred tax asset	210,385	210,385

Deferred tax liability:
Balance, January 1	1,567,264	623,983
Effect of excess of financial statement depletion over tax depletion	—	6,928
Effect of intangible drilling costs expensed for tax purposes which were capitalized for financial statement purposes	779,853	927,353

Gross deferred tax liability	2,347,117	1,567,264

Net deferred tax liability	$2,136,732	$1,356,879

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

In November 2004, an oil spill of eight barrels occurred on land where several of the Company’s wells are located. Following the occurrence of the spill and for several days thereafter, there was significant rainfall, the result of which had the effect of dispersing the spilled oil over a fourteen acre area. In addition, the fourteen acres was part of a larger area committed to a Federal wetlands mitigation project. The remediation and restoration of the land is governed by the Texas Railroad Commission and other attendant regulatory authorities. During November and December 2004, the Company incurred approximately $520,000 of costs related to the clean up. Through March 31, 2005, an additional $1,925,618 of such costs were incurred and paid. On November 11, 2005, the Company received a letter from the Texas Railroad Commission indicating that the spill file had been closed. However, the Company still has remediation and restoration issues currently being resolved with various natural resource regulatory authorities.

In connection with this spill, the Company filed a claim with both its primary and secondary insurance carrier. Under these policies, the Company has combined coverage of $2,000,000 subject to deductibles of $5,000. Accordingly, the Company recognized an insurance recovery receivable related to the clean up costs incurred. However, during the claims process, the insurance carrier denied the claim based upon a pollution exclusion clause in both policies. Due to weather and other contributing factors beyond the Company’s control, management does not believe the exclusion clause should apply in this instance. The Company is considering options for further action to recover costs through insurance coverage. However, based upon uncertainty of collection as of September 30, 2005, $263,762 related to betterments and future preventative measures has been capitalized in accordance with EITF 90-8 and is reflected in oil and gas properties. An additional $978,138 of the receivable has been reserved and is reflected as environmental remediation in the accompanying statements of income. The Company believes it is in full compliance with all requirements related to the spill and has satisfactorily complied with all environmental concerns.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

Energytec, Inc. was formed for the purpose of engaging in oil and gas producing activities through the acquisition of oil and gas properties. We own working interests in 60,861 acres of oil and gas leases in Texas and Wyoming. We also own a gas pipeline of approximately 63 miles in Texas. Energytec is pursuing an ongoing reworking and drilling program to increase production from its properties. Energytec also owns a well service business operated through its subsidiary, Comanche Well Service Corporation.

Results of Operations

Revenue

For the three months ended September 30, 2005, oil and gas revenue has decreased 10% from the same period for 2004, with a 10% increase for the nine months ended September 30, 2005, as compared to the same period for 2004. The average oil price over the first nine months of 2005 was approximately $18.56 per barrel higher than the comparable period in 2004. During the nine months ended September 30, 2005, Energytec recompleted 6 wells on the J.E. Worsham, A.J. Deason, B. Davis, and George Thompson leases in Hopkins and Rusk counties. The addition of these wells increased production by 1,159 additional net barrels over the same quarter in 2004. However, production declined by 385 net barrels from the nine months ended September 30, 2004, in the Redwater area, due to a decrease in ownership in certain wells. Additionally, production declined by 1,566 net barrels from the nine months ended September 30, 2004, in the Trix-Liz field due to severance of wells pending compliance pursuant to Texas Railroad Commission (RRC) requirements. All severances were reconnected by the end of the third quarter of 2005, except for one lease (Garbade lease). Energytec is continuing to work with the RRC to bring all wells into compliance with RRC requirements and prevent future severances. The following table shows the gross and net oil and gas production for each month in the three-month period ended September 30, 2005:

	Oil (Bbl)		Gas (Mcf)
Month in 2005	Gross	Net	Gross	Net
July	10,570	1,871	23,543	2,859
August	9,815	2,137	27,279	4,982
September	10,985	2,060	24,086	4,817

During the current quarter Energytec drilled the first well in the Sulphur Bluff field under the drilling program that was finalized in July. Comanche Well Service, the Company’s wholly owned subsidiary, recognized drilling revenue of $514,229, which included revenue from per diem drilling of $147,600 and billed direct costs totaling $366,629. Under this program, two additional wells will be drilled in the Sulphur Bluff field and one development well and two exploration wells will be drilled in the Redwater area. The three wells in the Sulphur Bluff field will be drilled below the base of the Paluxy Sand, but may also be dually completed to reach gas reserves below the Paluxy Sand. Energytec retained a 35 percent net-profits overriding royalty interest in all the wells.

Well service revenue continues to increase because we are utilizing more of our equipment and have added well service units, which have been put into service on additional properties. The revenue has increased by 149%, from $953,848 for the nine months ended September 30, 2004, to $2,373,803 for the same period in 2005. Well service expenses have also risen due to the addition of employees and the expense of maintaining the equipment. The expense increased by 258%, from $756,965 for the nine months ended September 30, 2004, to $2,713,242 for the same period in 2005. During the first six months of 2004, employees were also involved in the construction of a shop. These expenses were capitalized resulting in lower well service expenses during that period of time. For the current year, we have a loss of $339,439 from well services provided. This is primarily due to the addition of employees who were utilized to complete construction and necessary repairs on additional well service units and a drilling rig which Energytec began using in the third quarter of 2005. Revenues were not generated from the additional well service units until the second quarter of 2005. No revenues were recognized from the drilling rig until the end of the third quarter of 2005. For the three months ended September 30, 2005, we incurred a loss from well services provided of $282,313. The loss resulted from additional labor costs for maintaining the new units and rigs, increased fuel cost of approximately $102,000 for the third quarter of 2005, and training necessary to put the drilling rig into operation. The Company is currently reviewing its hourly rate for well service provided to determine if a fuel surcharge should be added or if the rate should be adjusted.

For the three months and nine months ending September 30, 2004, the gas sales and purchases were netted. In 2005, the gross sales were presented as revenues with the purchases reflected as expenses. The net gas sales for the three months and nine months ended September 30, 2005, were $44,657 and $127,391, respectively, which is less than a 10 percent fluctuation from the prior year.

Oil and gas expenses

Lease operating expenses have increased from $283,100 for the nine months ended September 30, 2004, to $949,509 for the same period in the current year. This is an increase of 42%. For the three months ended September 30, 2005, the lifting costs per barrel averaged $6.90 for a total of $100,093. Lease operating expenses also include $140,175 of costs associated with non-producing wells and $23,414 associated with the pipeline. Lease operating expenses as compared to oil and gas revenues appear to be high due to the expenses on these non-producing wells, creating a high ratio of expense to revenue. As we continue to recomplete additional wells and bring them onto production, the costs as a percentage of the revenue should continue to decline. Additionally, as we plug wells in accordance with RRC requirements, the costs of maintaining non-producing wells will decline.

General and administrative

General and administrative expenses increased 106% from $309,223 for the three months ended September 30, 2004, to $637,759 for the same period in 2005. Likewise, the general and administrative expenses increased by 189% from $732,010 for the nine months ended September 30, 2004, to $2,114,524 for the same period in 2005. During the time period from the first half of 2004 through the third quarter of 2005, Energytec added employees and additional office space in both the corporate offices and in the Talco field office. We also incurred additional consulting expenses related to the drilling program that began in the third quarter of 2005.

Other income (expense)

During the three months ended September 30, 2005, Energytec recognized a gain on sale of working interests of $3,651,314 which is higher than the same period for the prior year due to the sale of interests in wells included in the drilling program.

Liquidity and Capital Resources

Capital expenditures in the third quarter of 2005 totaled approximately $3,000,000. Capital expenditures through the first nine months of 2005 totaled approximately $14,000,000. The total capital budget for 2005 is expected to be approximately $15 million, which will be funded through cash reserves and the assignment of working interests or short term borrowings.

On November 3, 2005, Energytec acquired approximately 2,500 acres in Bowie County along with substantial supporting data for the Company’s Redwater Project. The cost of the acquisition was $240,000.

In June 2005, Energytec entered into a verbal agreement to sell 100 percent of the working interest held by Energytec in ten existing wells and three development wells to be drilled in the Sulphur Bluff field located in Hopkins County, Texas, and two development wells and two exploration wells to be drilled on the Redwater properties in Northeast Texas. In July the agreement was finalized with modifications. Three development wells will be drilled in the Sulphur Bluff field and may be dually completed to reach gas reserves below the Paluxy Sand, but Energytec will not recomplete the ten existing wells. Additionally, only one development well will be drilled on the Redwater properties. Energytec retained a 35 percent net profits overriding royalty interest in all the wells and received $8 million. The Company will have the option to repurchase the interest until July 1, 2006, for the sum of $12,000,000 less any income distributed to Investors from the closing through June 30, 2006. After one year, Energytec will retain an option to repurchase the interest at an amount to be determined at the date the option is exercised.

During June 2005, one debenture was converted resulting in the issuance of 25,000 shares of common stock.

During October 2005, Energytec sold shares of its common stock to 21 private investors at an aggregate offering price of $2,149,503, which was before the seven percent stock dividend effected in October 2005. After giving effect to the stock dividend, these persons purchased approximately 766,656 shares of common stock at an effective purchase price of $2.80 per share. The private placement is continuing with respect to 4,238,499 additional shares at an offering price of $2.75 per share, or a total of $11,779,622. There is no assurance any of these additional shares will be sold. Each person purchasing the shares in the private placement has the right to put the shares back to Energytec on November 15, 2006 at a price of $3.75 per share. Assuming all of the shares are sold in the private offering, the resulting put obligation would be a material direct financial obligation of Energytec because, if all of the put options are exercised, the total payment by Energytec would be approximately $18.9 million. The Company plans to utilize approximately $6,000,000 of the capital raised in the private placement for property acquisitions with the remainder being used for working capital and other potential acquisitions.

Capital Commitments The following table discloses aggregate information about our contractual obligations including notes payable and lease obligations, and the periods in which payments are due as of September 30, 2005:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes payable	$1,544,749	$884,855	$659,804	$—	$—
Interest on above notes	128,580	75,788	52,792	—	—
Operating lease obligations	38,538	38,538	—	—	—
Purchase commitments under service provider contracts	—	—	—	—	—

Total contractual obligations	$1,711,867	$999,181	$712,686	$—	$—

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

Energytec will continue to carry as an asset the cost of drilling exploratory wells that find sufficient quantities of reserves to justify their completion as producing wells if the required capital expenditure is made and drilling of additional exploratory wells is under way or planning for the near future. Once these activities have demonstrated that the reserves are economically producible, the project will be reviewed to ensure proper capital is allocated to the project so the proper development of the reserves is accomplished. Exploratory wells not meeting these criteria will be expenses and Energytec does not believe that this issue will have a material impact on its financial statements.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws that relate to future events or Energytec’s future financial performance. All statements in this report that are not historical facts, including, but not limited to, statements about oil and gas exploration and development activities, oil and gas reserves, oil and gas prices, competition with other oil and gas companies, government regulation of the oil and gas industry and related matters, and plans and objectives for future operations, are hereby identified as “forward-looking statements.” The words “may,” “should,” “will,” “expect,” “could,” “anticipate,” “believe,” “estimate,” “plan,” “intend” and similar expressions have been used to identify certain of the forward-looking statements. Forward-looking statements are based on current expectations, estimates, and projections, and they are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from those described in the forward-looking statements. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in our Form 10 registration statement filed with the Securities and Exchange Commission May 2, 2005, as amended September 19, 2005.

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

Our major market risk exposure is in the pricing applicable to our oil production and natural gas sales. Realizing pricing is primarily driven by the prevailing domestic price for crude oil. Historically, prices received for oil and gas sales have been volatile and unpredictable. We expect pricing volatility to continue. Oil prices ranged from a low of $35.75 per barrel to a high of $64.40 per barrel during the first nine months of 2005. Gas prices during 2005 ranged from a low of $4.54 per mcf to a high of $6.90 per mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.

Increase in revenues is dependent upon acquisition of additional properties and re-completions on existing wells. Energytec’s ability to close on acquisitions is subject to due diligence which includes the verification of clear titles on acquired leases and the ability to close in a timely manner. Title issues or other matters that delay closing could have a material adverse effect on the acquisition of properties, resulting in expenses incurred without the realization of any additional revenues. Energytec is subject to regulatory action from the Texas Railroad Commission and other agencies, including, but not limited to the Environmental Protection Agency. Any non-compliance with these agencies could materially impact Energytec’s ability to secure the necessary permits to re-complete additional wells or to produce and sell oil and gas.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of management, Energytec’s chief executive officer and chief financial officer evaluated its disclosure controls and procedures on September 30, 2005. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with Energytec’s filing of its quarterly report on Form 10-Q for the three months and nine months ended September 30, 2005.

During the third quarter of 2005 there have been no significant changes in Energytec’s internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II

ITEM 5.	OTHER INFORMATION

On November 3, 2005, Energytec acquired approximately 2,500 acres in Bowie County along with substantial supporting data for the Company’s Redwater Project. The cost of the acquisition was $240,000.

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

Energytec, Inc.

Date: November 14, 2005	By:	/s/ Frank W Cole
Frank W Cole President and Chief Executive Officer

Date: November 14, 2005	By:	/s/ Frank W Cole
Frank W Cole Chief Financial Officer