Form 10-K
period 2005-12-31
ENERGYTEC INC
filed 2006-07-21
CIK 1202963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005,

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from to

Commission File No. 0-50072

ENERGYTEC, INC.

(Exact Name of the Registrant as Specified in its Charter)

Nevada	75-2835634
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

14785 Preston Road, Suite 550, Dallas, Texas 75254

(Address of Principal Executive Offices and Zip Code)

(972) 789-5136

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    ☐  No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes    ☐  No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☐  No    ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐  No    ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $201,714,565

The number of shares outstanding of the registrant’s class of $0.001 par value common stock as of July 17, 2006 was 69,723,406.

DOCUMENTS INCORPORATED BY REFERENCE:  None

GLOSSARY

The following definitions are provided to assist the reader of this report with terms and concepts specific to the oil and gas industry.

barrel. A standard measurement in the oil industry. One barrel equals 42 U.S. gallons. On the average, 7.33 barrels of crude oil weigh one metric ton; 7.5 barrels weigh one long ton; and 6.65 barrels weigh one short ton.

completion. The process of attempting to bring an oil or gas well into production. The process begins only after the well has reached the depth where oil or gas is thought to exist and generally involves cleaning out the material the drill bit has ground up. Casing is run to protect the producing formation. Completion also may include perforating the casing, so the oil or gas can flow into the well. Sometimes the flow rate can be improved by an acid treatment or by fracturing the oil formation to open channels for the oil to flow into the well.

condensate. A mixture of liquid hydrocarbons at atmospheric (surface) conditions that occur as a vapor in underground gas reservoirs. The liquid (condensate) is separate from the gas in field separators or gas processing plants. The liquids generally include propane, butane, and heavier hydrocarbons used in making gasoline.

crude oil. Liquid petroleum that has not been refined. Sour crude oils have relatively large amounts of sulfur (1 percent or more). Sweet crudes have less sulfur and are more valuable. Most U.S. crudes tend to be sweet, while Middle East crudes tend to be sour. Crude oil is generally sold on a volume basis. The volume is corrected for any basic sediment and water (BS&W) present and adjusted to the standard base temperature of 60 degrees Fahrenheit. Light crude oils have a lower specific gravity than do heavy crudes, which may be thick and viscous.

development well. A well drilled within the proved area of an oil or gas reservoir to a depth of a stratigraphic horizon known to be productive.

exploratory well. A well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir. Generally, an exploratory well is any well that is not a development well, a service well, or a stratigraphic test well.

farmout. A contractual agreement with an owner who holds a working interest in an oil and gas lease to assign all or part of that interest to another party in exchange for fulfilling contractually specified conditions. The farmout agreement often stipulates that the other party must drill a well to a certain depth, at a specified location, within a certain time frame; furthermore, the well typically must be completed as a commercial producer to earn an assignment. The assignor of the interest usually reserves a specified overriding royalty interest, with the option to convert the overriding royalty interest to a specified working interest upon payout of drilling and production expenses, otherwise known as a back-in after payout.

fracturing. A method of increasing the flow of oil or gas into a well. Production of individual wells often decreases because the underground formation is not sufficiently permeable to allow the oil to move freely toward the well.

goodwill. The excess is the cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed. The amount recognized as goodwill includes acquired intangible assets that do not meet the criteria in FASB Statement No. 141, Business Combinations for recognition as an asset apart from goodwill.

improved recovery. “Man-made” methods as opposed to “natural” methods of increasing the flow of oil or gas from underground reservoirs.

injection well. A well that is used to pump water, gas, or chemicals into the underground reservoir of a producing field. The object is to maintain the pressure needed to drive oil and gas to the surface or to sweep more oil out of the reservoir. Sometimes the salt water produced with oil is pumped back into the reservoir. This serves two purposes: it helps to extend the life of the oil field, and gets rid of a potential pollutant.

intangible drilling costs (IDC). Expenses for labor, fuel, repair, hauling, rig rental, and supplies used in the drilling of a well. These expenses differ from the cost of “tangibles,” which include anything that has inherent salvage value.

joint interest billing (JIB). The process of the operator’s billing costs of joint exploration, development, and operations to the various working interest owners.

joint interests. Ownership of individual fractions or percentages of the working interests held by two or more parties.

LOE. Lease operating expenses.

mcf. Thousand cubic feet. The standard volume measure of natural gas at a standard pressure and temperature.

natural gas. Consists largely of the hydrocarbon methane. It is found in underground formation either by itself or with crude oil. It is the cleanest burning of all fossil fuels. Once virtually a waste product, natural gas provides about one-third of the total energy used in the United States overriding royalty. An interest in production similar to a royalty. It differs from a royalty, however, in that it is created out of the working interest.

percentage depletion. A provision of the U.S. income tax law that applies to producers of some seventy-five minerals, including some oil and gas producers. The U.S. income tax law allows a mineral producer a percentage depletion deduction based on the gross income from the mineral properties.

production payments. A nonoperating interest payable from a specific portion of production expressed either as a certain amount of money (with or without interest) or a certain number of units of hydrocarbons.

proved developed reserves. Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

proved reserves. The estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economics and operating conditions.

proved undeveloped reserves. Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

recompletions. Work-overs that entail completion of the well in a productive structure, either shallower or deeper, that has not previously been produced through the well.

reserves. Defined as proved, probable, and possible and as developed or undeveloped.

reservoir. An underground formation where oil or gas has accumulated. The formation consists of porous rock that holds droplets of oil and gas. If the rock pores are interconnected to allow oil or gas to move through it, it is called permeable rock.

royalty. The right to a share of production retained by the lessor free and clear of exploration, development, and operating costs.

stratigraphic test well. A drilling effort, geologically directed, to obtain information pertaining to a specific geologic condition. Such wells are customarily drilled without the intention of being completed for production.

tangible equipment. Equipment such as casing, tubing, pumps, tanks, and other equipment installed on a well.

working interest. The oil and gas in place that bears most or all of the cost of development and operation of the property. Mineral interest revenues minus the royalty interest equals the working interest share of revenues.

work-overs. Major remedial operations required to maintain or increase production rates. See recompletions.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING

This report contains forward-looking statements within the meaning of the Federal securities laws that relate to future events or Energytec’s future financial performance. All statements in this report that are not historical facts, including, but not limited to, statements about oil and gas exploration and development activities, oil and gas reserves, oil and gas prices, competition with other oil and gas companies, government regulation of the oil and gas industry and related matters, and plans and objectives for future operations are hereby identified as “forward-looking statements.” The words “may,” “should,” “will,” “expect,” “could,” “anticipate,” “believe,” “estimate,” “plan,” “intend”, and similar expressions have been used to identify certain of the forward-looking statements. Forward-looking statements are based on current expectations, estimates, and projections, and they are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from those described in the forward-looking statements. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this report. In particular, the matters discussed below under “Recent Developments” in ITEM 1. BUSINESS should be viewed as creating substantial uncertainty about Energytec and its prospects for the future. All statements in this report of expectations, estimates, and projections are subject to these uncertainties, the outcome of which cannot be predicted at this time and any one of which could render our forward- looking statements unlikely or impossible.

ITEM 1. BUSINESS

General

Energytec, Inc. was formed under the laws of the state of Nevada in July 1999. Energytec was formed for the purpose of engaging in oil and gas producing activities through the acquisition of oil and gas properties that have previously been the object of exploration or producing activity, but which are no longer producing or operating due to abandonment or neglect. Management believes many such properties have remaining recoverable hydrocarbons that can be developed successfully for profitable operations through conventional and non-conventional improvement methods and production enhancement techniques. We own working interests in 62,466 acres of oil and gas leases in Texas and Wyoming that now include 187 gross producing wells and 348 gross non-producing wells. We plan to continue in 2006 to review 106 of the existing 348 non-operational wells and try to place approximately one half of those back on production. This could involve joint ventures, farm-outs, or other partnering arrangements. Reworking a well (or otherwise know as “workover”) includes but is not limited to repair, replacement, and maintenance of casing, tubing, pumps, or well heads; cleaning out a well-bore to improve flow, fracture and/or acid stimulation of an existing producing zone; or additional perforations to new zones. Workovers may include any and all of these items and are typically designed to bring non-producing wells back on line or to increase the production in currently active wells. We also plan to continue analyzing oil and gas opportunities on the leases we own that are below the existing producing or formerly producing horizons.

We also own a gas pipeline of approximately 63 miles in Texas and a well service business operated through its subsidiary, Comanche Well Service Corporation. On April 22, 2006, the Company formed two new wholly owned subsidiaries, Comanche Rig Services Corporation and Comanche Supply Corporation. The primary function of Comanche Rig Services Corporation is to provide contract drilling services to third parties through the utilization of the drilling rigs owned by Comanche Well Service Corporation. Comanche Supply Corporation was established for the sale and distribution of enhanced oil recovery chemicals and materials related to well operation services.

Comanche Well Service Corporation became the operator of all the properties owned by Energytec on April 1, 2006, by posting a cash bond of $250,000 with the Texas Railroad Commission.

Recent Developments

On March 18, 2006, Energytec’s Board of Directors removed Frank W Cole from office as the Chairman of the Board, Chief Executive Officer, and Chief Financial Officer, pursuant to reports of irregularities in financial reporting, lack of control over operations and assets at Energytec’s Talco facility in East Texas, concerns related to the sale of working interests in leases and common stock of Energytec in private placements, and possible violations of Energytec’s Code of Ethics. The Audit Committee of the Board of Directors engaged independent counsel to conduct an investigation of the alleged irregularities, and Energytec began an internal review process. The investigation and internal review process revealed the following.

Sales of Working Interests and Shares

From September 2002 until January 2006, Mr. Cole represented to the Board of Directors that the offer and sale of working interests to investors was not the offer and sale of a “security” as defined in applicable Federal and state securities laws. He also represented to the Board of Directors and officers of Energytec that all offers and sales of working interests in oil and gas properties owned by Energytec and sales of stock in Energytec were made, and were continuing to be made, solely to “accredited investors” who met certain financial wealth or income conditions or had other characteristics specified in Rule 501(a) of Regulation D adopted under the Securities Act of 1933. It appears that there was no initial attempt to obtain a written statement or proof that the purchasers of working interests were in fact accredited investors and that Mr. Cole attempted to obtain written statements or proof in August or September of 2005. It appears Mr. Cole obtained verifications from some, but not all, of the investors. It appears sales may have been made to non-accredited investors and that this was known to Mr. Cole as early as 2002.

From September 2002 through January 2006, payments totaling $7,002,395 were made to various individuals as commissions on the sale of working interests and on the sale of Energytec’s common stock through various private placements. These payments are in violation of Federal and state securities laws and/or the rules of the National Association of Securities Dealers, Inc. because the commissions were paid to individuals who were not licensed or otherwise registered as a broker, dealer, agent, or investment advisor under applicable Federal or state securities statutes, with the exception of one. One individual was registered, but it appears he received payments without disclosing the activity to, and without obtaining the permission of, the broker-dealer firm with which he was associated. Payments were identified and recorded in the financial records of Energytec as “consulting,” “services,” “legal fees,” “broker fees” and/or “acquisition fees.”

As disclosed in the notes to the audited consolidated financial statements included in this report, the commissions associated with the sale of working interests were recorded as a cost which reduced the gain on sale of working interests. Payments associated with the sale of Energytec common stock through private placements were recorded as fees identified as discussed above, which reduced additional paid in capital, and as a cost of acquisition related to the purchase of the Como Field in October 2005.

The payment of commissions was not disclosed to Energytec’s Board of Directors and/or Audit Committee and was not disclosed in a Notice of Sale of Securities on Forms D filed with the Securities and Exchange Commission on or about April 1, 2005, and November 18, 2005. Reports on Form 8-K filed with the Securities and Exchange Commission on November 9, 2005, and November 29, 2005, that reported the offer and sale of common stock stated that no commissions were paid in connection with that offer and sale of the common stock. In January 2006, Mr. Cole, with the participation of his assistant, caused Energytec to pay $1,171,771 in commissions associated with the offer and sale of common stock. The registration statement on Form 10 and amendments thereto signed by Mr. Cole and filed with the Securities and Exchange Commission did not disclose the payment of commissions in connection with Energytec’s offerings of working interests and common stock. Energytec discovered, after the removal of Mr. Cole, faxes to Mr. Cole and Ms. Jackson and Mr. Cole’s hand-written memos on the commission arrangements that were not disclosed to the Board of Directors and other officers of Energytec and kept separate from the files and records of Energytec accessible by its officers and employees.

Without obtaining written verification of the investor status of investors in working interests and common stock, Mr. Cole caused the Forms D, Forms 8-K and Form 10 filed by Energytec with the Securities Exchange Commission to state that all of those investors were accredited.

Since the last commission payments made by Mr. Cole in January 2006, there have been no sales of securities and no further commission payments.

Redwater Working Interests

Beginning in July 2003, Frank W Cole implemented a plan for the sale of 83.62% of the working interests in the Redwater Unit and the J.D. Owen #2 owned by Energytec near Texarkana, Texas. Pursuant to that plan, Mr. Cole sold the working interests to approximately 100 investors for approximately $1,400,000. At the time Mr. Cole sold the interests, he knew that the property, including all working interest, was pledged as security to American Bank of Texas under a loan agreement, and oil and gas deeds of trust, security agreements, and assignments of production recorded in Bowie County and Cass County, Texas, and that these instruments prohibited the sale of any interest in the property. Mr. Cole sold the working interests without disclosing to the purchasers that such working interests were collateralized subject to the loan with American Bank of Texas making the sale of the working interests a violation of the terms of the loan and security agreements between Energytec and American Bank of Texas that could result in foreclosure on the property. It appears none of the assignments of any of the working interests sold to investors in Redwater were recorded by Mr. Cole. Among other persons, these interests were sold to Martha Barton Cole, the spouse of Frank W Cole.

Reserves

From Energytec’s inception through March 2006, Frank W Cole was solely responsible for all drilling and producing activities of Energytec, as well as preparation of information on Energytec’s reserves that was included in its regulatory filings. For the years ended December 31, 1999, through December 31, 2003, he provided information for the preparation of Energytec’s reserve reports to a third-party engineer, who Energytec now believes merely adopted the information prepared by Mr. Cole as the report without adequate independent investigation or analysis. For the year ended December 31, 2004, Mr. Cole personally prepared Energytec’s reserve report.

In December 2005, Energytec engaged an independent engineering firm to conduct a study of its reserves as of December 31, 2005. Pursuant to the reserve study, it was determined that 23 wells were dually completed in non-permitted separately recognized reservoirs in the Talco/Trix-Liz Field without the proper permitting and spacing required by the Texas Railroad Commission (RRC). No proved reserves can be assigned to any of the 23 wells dually completed in non-permitted separately recognized reservoirs in the Talco/Trix-Liz Field until such regulatory issues are resolved to the satisfaction of the RRC. Additionally, commingling of production from permitted and non-permitted reservoirs resulted in the inability to assign reserves to either the permitted or non-permitted reservoirs. Both of these circumstances caused the reserves to be substantially understated as of December 31, 2005.

Energytec, in consultation with the independent engineering firm, conducted a thorough review of the engineering data and the reserve report previously prepared for the year ended December 31, 2004 and 2003.

Based on this review, an irregularity was noted in the reserve report for the year ended December 31, 2003, resulting in the over assignment of proved reserves, which are unsupported by actual production, to wells in the Talco/Trix-Liz Field. This necessitated a reduction in the proved developed and undeveloped reserves in the amount of 1,294,441 barrels of oil. Upon evaluation of the impairment valuation for the year ended December 31, 2003, no charge to impairment was necessary as a result of the reduction in the proved developed and undeveloped reserves because the revised estimated value exceeded the book value at current market conditions.

The following irregularities were noted in the reserve report for the year ended December 31, 2004:

•	The assignment of proved reserves to separately recognized reservoirs in the Talco/Trix-Liz Field without a conclusive formation test,

•	The drilling and completion of wells in the Talco/Trix-Liz Field in violation of RRC field spacing rules,

•	The assignment of proved reserves, which were unsupported by actual production, to wells in the Talco/Trix-Liz Field and Sulphur Bluff Field, and

•	The usage of incorrect ownership interests in certain wells resulting in the assignment of incorrect reserve amounts to Energytec’s net interest.

This resulted in a reduction in the proved developed and undeveloped reserves for 2004 in the amount of 1,178,930 barrels of oil. The effect of incorrect ownership interests in certain wells was insignificant and resulted in an increase in the reserves attributed to Energytec’s ownership interest. Upon evaluation of the impairment valuation for the year ended December 31, 2004, no charge to impairment was necessary as a result of the reduction in the proved developed and undeveloped reserves due to the following:

•	Energytec believes it will be able to secure the necessary permits associated with the 23 dually completed wells and resolve the spacing requirements, bringing these wells into compliance with the rules of the RRC as discussed below, resulting in the ability to assign reserves to the affected reservoirs; and

•	The revised estimated value, exclusive of the effect of the 23 dually completed wells, exceeded the book value at current market conditions.

The reserves for the years ended December 31, 2004 and 2003 were incorrectly reported in Energytec’s 2004 and 2003 SAS 69 disclosures and reserve information presented in Energytec’s Form 10 filed with the Securities and Exchange Commission in May 2005 and subsequent amendments. Energytec has updated the reserve reports for the years ended December 31, 2004 and 2003, to remove reserves associated with the wells that were without the proper permitting and spacing required by the RRC; to assign reserves in the Talco/Trix-Liz Field and Sulphur Bluff Field that are supported by actual production; and to assign the correct ownership percentages to Energytec’s oil and gas wells.

Energytec has begun the process of obtaining the proper permits for each of the 23 dually completed wells, and Energytec expects to secure a majority of these permits by the end of December 2006. Energytec will petition the RRC to amend the field spacing requirements in order to secure the proper permits for each of the wells that currently violate the field spacing rules.

After the termination of Mr. Cole on March 18, 2006, Energytec resolved the commingling of production from the 23 wells in the Trix/Liz Field by isolating the non-permitted zones in order to restore production to permitted zones. This isolation will establish production data from the permitted zones which establishes a basis for the assignment of proved reserves. Energytec has 24 additional wells in the Trix/Liz Field with non-commingled production. Energytec expects to return to production an additional 26 wells before the end of 2006. The majority of these wells will be returned to production upon obtaining the proper permits and complying with field spacing requirements as noted above. The remaining wells require workovers or maintenance in order to return to production.

Although production may not be reestablished for all wells, Energytec expects to deliver to its independent engineer sufficient production data in order to assign proved reserves to a significant number of the 50 wells, along with data to establish additional undeveloped locations. Energytec believes that these activities will result in a significant increase to proved reserves at December 31, 2006. The Company is reluctant to estimate the total volume of proved reserves that may be added until it establishes sufficient actual production data from these wells.

Based upon the discovery of the irregularities contained in the reserve report for the year ended December 31, 2004, Energytec, along with its Audit Committee, has now established a policy that any reserve report contained in any regulatory filing must be completed by an independent engineering firm.

The impact of the violations of RRC rules and regulations was the loss of income to Energytec and its working interest partners of an undetermined amount. These losses continue.

Mismanagement and Misappropriation

Working Interest Mismanagement

From 2002 through December 31, 2005, Energytec sold working interests in various oil and gas properties to investors as discussed above. During this period Mr. Cole and his assistant were in sole control of the bank accounts of Energytec and, while excluding the participation of other officers and employees, directed all production payment practices and other accounting functions. Frank W Cole determined monthly payments to the working interest owners based on projections of production rather than the actual net production income attributable to the working interests purchased in accordance with industry practices for working interest ownership. The projected production was greater than the actual production. For example, the amount of these artificial payments in January 2006 aggregated $917,597 as compared to $353,281 of true revenues from production and sales, resulting in overpayments of $564,316. Additionally, no lease operating expenses had been billed to the working interest owners for their relative percentage of ownership. These factors resulted in payments made to working interest owners that exceeded the amounts due to them by approximately $9,000,000 through February 2006. These amounts have been booked as receivables from the working interest owners to be recouped from net revenue distributions, the sale of the properties, or through offset against potential rescission claims. These payments significantly impacted cash flow and thereby diminished the development of Energytec’s operations and production potential.

Following an investigation of the improper production payment practices implemented by Mr. Cole, management of Energytec issued a report to working interest owners in May 2006 advising them of the past irregularities, quantifying the amount of overpayment made to each holder that is due to Energytec, providing the terms of the operating agreement that it intends to use for operation of the oil and gas properties, and stating that Energytec would seek to recover the amounts owed to it for past overpayments. Energytec has received a number of letters from the working interest owners objecting to the positions taken by Energytec in the May report. These working interest owners demand to be paid based upon the monthly projected production rather than actual net revenues based upon actual production and expenses. It appears that they believe there was some agreement or understanding to that effect with Frank W Cole with respect to the nature of the working interest. Since it appears Frank W Cole Engineering, as the operator until April 1, 2006, never executed signed operating agreements with working interest owners, there is confusion regarding the rights and obligations of the respective parties. Energytec is now evaluating what options may be available to resolve the matter.

Misappropriation

At the direction of Mr. Cole, Energytec paid $86,365 to various vendors during the first quarter of 2006 to plug wells near Wichita Falls, Texas, which were not owned by Energytec. Energytec has received no compensation or reimbursement for these expenditures. These amounts are recorded as an expense in 2006. Energytec is investigating Mr. Cole’s interest, if any, in the wells and whether the payments to the vendors are indirect advances to Mr. Cole in violation of certain provisions of the Sarbanes-Oxley Act of 2002.

Talco Mismanagement

The district manager of Energytec’s office in Talco, Texas, and his wife, who also served as a district manager of the Talco office, allegedly used employees and assets of Energytec to construct a barn, corral, metal pipe fences, stock tanks, and other improvements on the former district manager’s personal property over a period of approximately 26 months. It appears Energytec employees were also utilized as domestic help and ranch hands on the former district manager’s personal property.

The extent of loss due to the personal use of Company assets and employees is currently estimated to be approximately $345,000, including approximately $34,000 of lost revenue associated with used pipe which could have been sold as scrap. Of this amount, approximately $124,000 was originally recorded as capitalized tubing cost on various oil and gas properties, and the remainder was expensed as salaries over the 26-month period. The Capitalized costs were expensed as of December 31, 2006. Advances of $40,000 were made to the former district manager to cover operating expenses associated with the Talco/Trix-Liz field. The advances were deposited into an account in the name of the former district manager. Expense reports were periodically provided to Energytec’s corporate office for review, approval, and reimbursement by Mr. Cole, but there was no reconciliation of the bank account balance. At June 29, 2006, $28,700 remained outstanding on the advance. The internal investigation is continuing in support of the discovery process in the complaint filed against the former district managers as discussed below and may result in the identification of additional losses.

Laundering and Removal of Restrictive Stock Legends

It appears Mr. Cole and his assistant aided the former Talco district manager in the liquidation and sale of restricted stock without waiting the requisite amount of time required under Rule 144 of the Securities Act of 1933. The restricted stock held by the employee was exchanged for free trading stock held by another stockholder. The employee then liquidated and sold the free trading stock.

Litigation and Potential Claims

As a result of the findings discussed above and subsequent events, Energytec has filed various complaints and is now the defendant in several actions.

Energytec, Inc., v. Philip M. Proctor, et al., U.S. District Court, Northern District of Texas, Case No. 3-06 CV-871-L. On or about May 12, 2006, Energytec filed the above-referenced lawsuit against nine defendants alleging the defendants sold working interests and common stock of Energytec, were paid commissions, and conspired with the former chief executive officer of Energytec to obfuscate the commission payments. The defendants were either not registered brokers, so the payment of commissions was a violation of Section 15(a) of the Securities Exchange Act of 1934 and/or applicable state statutes, or did not disclose the commission arrangement to the brokerage firm with which they were affiliated and engaged in selling away, which is a violation of NASD regulations. The lawsuit also alleges that the defendants failed to disclose the commission arrangement to investors and made other material misstatements or omissions in connection with the sale of securities to investors in violation of Section 10(b) of the Securities Exchange Act of 1934, anti-fraud provisions in the Texas Securities Act, and common law fraud. Energytec settled with one of the defendants. One of the defendants has filed an answer without a counterclaim. The remaining seven defendants filed motions to dismiss for failure to allege sufficient facts to state a cause of action. Energytec intends to vigorously prosecute these claims and defend any counterclaims.

Energytec, Inc., v. Frank W Cole and Josephine Jackson, U.S. District Court, Northern District of Texas, Case No. 3-06CV0933-G. On or about May 25, 2006, Energytec filed the above-referenced lawsuit alleging the defendants engaged in a number of acts and omitted to take certain actions with respect to offers and sales of working interests and common stock of Energytec, maintenance and management of the books and records of Energytec, supervision and management of Company operations and personnel, and preparation and filing of reports with Federal and state agencies, which constituted violations of: (i) their respective fiduciary and other duties to Energytec and its stockholders, (ii) disclosure rules, internal control requirements, and certification requirements under the Securities Exchange Act of 1934; (iii) the anti-fraud prohibitions set forth in Section 10(b) of the Securities Exchange Act of 1934; and(iv) common law fraud. On June 27, 2006, the defendants filed a motion to dismiss the complaint for failure to allege sufficient facts to state a claim for relief. Energytec intends to respond to the motion and take such additional action it deems prudent to continue to pursue its claims against Frank W Cole and Josephine Jackson. Since the defendants have not filed an answer, Energytec does not know whether any of the defendants will assert counterclaims against Energytec or the amount of any claims that may be brought against it.

Frank W Cole and Josephine Jackson, v. Energytec, Inc., et al., District Court of Dallas County, Texas, Case No.06-06216. On or about June 29, 2006, Frank W Cole and Josephine Jackson filed the above-referenced lawsuit on behalf of themselves and the other Energytec shareholders alleging Energytec and its officers and directors acted improperly in removing them from office and have since acted improperly in the management of Energytec, and that this misconduct represents a breach of their respective fiduciary duties to Energytec. The complaint further alleges that Don Lambert, the interim Chief Executive Officer, made misrepresentations to Energytec that amount to fraud, converted a company vehicle to his own use, and has failed to repay a loan made by Energytec to Mr. Lambert when he first became an employee. As Energytec was served with this complaint just before the filing of this report, it has not made a determination of how it will respond.

It is noteworthy, however, that in the complaint Mr. Cole appears to admit, among other things, that

•	Commissions were paid to persons who assisted in the sale of Energytec securities who were not registered broker-dealers;

•	He knew commissions were paid to persons who were not registered broker-dealers; and

•	He signed reports filed with the Securities and Exchange Commission that were false, in that the reports stated that no commissions were paid in connection with the transactions, and when he signed the reports he knew commissions were paid.

Energytec, Inc. and Comanche Well Service Corp., v. Calvin Bass and Jerry Bass, District Court of Titus County, Texas, Case No. 32228. On or about June 1, 2006, Energytec filed the above-referenced lawsuit alleging the defendants engaged in a regular pattern of theft and conversion of Company property and resources, falsification of Company records, and breach of duties as employees to Energytec, all in violation of Texas law. Defendants filed an answer to the complaint on June 26, 2006, alleging certain deficiencies in the pleading and requesting an order requiring amendment, denying the substantive allegations asserted by Energytec, and asserting counterclaims for additional compensation from Energytec and claming Energytec, through its agents, slandered the defendants. Energytec is now evaluating how it will respond, but intends to deny and defend the substantive allegations of the counterclaims...

As a result of transactions, filings, and other matters that have transpired as a result of the action of Frank W Cole, with the participation of his assistant, Energytec believes that it may have potential liability for rescission or damages to investors in the working interest programs and/or purchasers of Energytec common stock in private placements. This potential liability arises on the basis of potential claims that Energytec, through the actions of Mr. Cole and his assistant, violated the registration requirements of the Securities Act of 1933 and applicable state statutes and/or violated the anti-fraud provisions of Federal and state securities laws and common law fraud. Based on the amount of investment made by investors, Energytec estimates that the potential liability could be as high as $50 million. It should be expected that any such claims that are directed to Energytec will also be directed to its management and others based on allegations that they knew or should have known of the problems and misconduct and are either equally culpable with Mr. Cole or failed to discharge their duties to Energytec and its shareholders. In addition, Federal and state regulatory authorities could elect to pursue enforcement proceedings against Energytec and its management seeking civil and perhaps criminal sanctions for violations of Federal and state law. Should litigation arise under the circumstances described above, it would likely add significantly to the financial burden of Energytec, not to mention the time and resources management may need to devote to litigation matters that will distract it from pursuing the business of Energytec.

In this regard, you should note that John J. Petito, one of the defendants in the action brought by Energytec against unlicensed brokers entitled Energytec, Inc., v. Philip M. Proctor, et al. filed his own lawsuit on May 23, 2006, in the U.S. District Court, Eastern District of New York, Case No. CV-06 2536, entitled John J. Petito, v. Eric A. Brewster, et al. Mr. Petito is acting as his own counsel in the matter. The lawsuit is against 17 defendants, including Energytec, each of the directors and executive officers of Energytec (except for Frank W Cole), certain employees of Energytec, a former director, and certain attorneys and law firms representing Energytec. The complaint alleges that the directors and officers of Energytec conspired to drive down the price of Energytec’s common stock as part of a plan to take over control of Energytec, and used Energytec to wrongfully take money from investors and deprive them of the benefit of their investment in oil and gas working interests. The complaint seeks compensatory damages of $1 billion and punitive damages of $2.5 billion. Energytec intends to vigorously defend the lawsuit and is of the view that the lawsuit was filed in retaliation for the lawsuit it filed against him.

Mr. Petito’s prayer for damages is, in Energytec’s opinion, unrealistic and devoid of merit, and the likelihood that he will recover these amounts is remote. However, Energytec and other defendants have yet to file any answer or other response to the lawsuit, so it cannot predict at this time whether or to what extent any recovery may be had against Energytec.

Our Plan

Addressing the problems and issues described above has been, and will continue to be expensive, time consuming, and difficult. For example, the irregularities in our financial records and reserve reports delayed the independent audit report on the financial statements for 2005, which is required for the filing of this report, until after we retested, reexamined, and revised financial records and statements and reserve information and, until after we completed other investigations. This has been a long process. Under the SEC proxy rules applicable to Energytec, it cannot hold a meeting for the election of directors without sending an annual report containing Energytec’s audited financial statements for 2005 with the proxy materials for the meeting. It has been impossible to even consider holding an election of directors before this report was completed and filed. With respect to the nomination and election of directors, the potential legal and regulatory problems that Energytec faces create, in the view of management, a situation where it will be virtually impossible at the present to recruit unaffiliated, experienced persons who would be willing to serve as directors and executive officers, particularly since the pending litigation and potential claims have made it prohibitively expensive for Energytec to obtain director and officer liability insurance. Furthermore, Energytec has limited cash resources with which to deal with pressing operational needs, and it is expensive to hold a meeting of stockholders, including printing and mailing proxy material and an annual report. Management’s plan of action going forward is as follows:

•	Resolve as soon as possible regulatory problems with wells shut in by the RRC, but in any event by the end of 2006;

•	Deploy capital, equipment, and other resources over the last two quarters of 2006 to increase production from our properties on a cost-effective basis;

•	Pursue legal action to recover losses suffered by Energytec from the conduct of Mr. Cole and others prior to March 2006;

•	Seek opportunities to liquidate excess or unused equipment and to selectively sell other assets to raise funds for capital expenditures and to meet potential liabilities for rescission or damages;

•	Formulate a staged plan for resolving claims of purchasers of working interests and common stock of Energytec beginning in the first quarter of 2007;

•	File the quarterly reports of Energytec on Form 10-Q for the quarters ended March 31, and June 30, 2006, in August 2006, so that Energytec is current in its reporting obligations;

•	Amend Energytec’s Form 10 Registration Statement in September 2006;

•	Begin an effort in August 2006 to identify and recruit persons willing to be elected and to serve as directors and officers of Energytec, and make arrangements to call and convene a meeting of stockholders as soon as a viable slate of nominee directors can be identified, but in no event later than the second quarter of 2007; and

•	Look for opportunities to obtain financing from outside sources for Energytec’s capital needs, which may include joint venture arrangements for development projects or private debt or equity financing.

•	Examine further value creation strategies for the Company and its shareholders, including strategic alternatives and other initiatives.

Because of the substantial number of uncertainties facing Energytec, many of which are beyond its control and impossible to predict, we cannot determine at this time whether or to what extent we will be successful in implementing the various elements of the plan. Furthermore, as a result of the uncertainties and unexpected occurrences, the plan that management follows may change at any time in response to changing circumstances.

Acquisitions

During the year ended December 31, 2005, Energytec made the following acquisitions.

Month/Year Acquired	Property Description	Consideration
January 2005	100% of the working interest in the M. A. Schuyler -A- and M. A. Schuyler -B- leases in Rusk County, Texas.	$49,405 cash

February 2005	Purchase of 5% Overriding Royalty Interest previously withheld in the J. G. Reynolds, Long Rooney, Jeff M. Worsham, J. E. Worsham, J. E. Worsham -A-, Reynolds, B. W. Davis and Bert Davis leases in Hopkins County, Texas.	$200,000 cash

February 2005	100% of the working interest in the George Thompson lease in Rusk County, Texas.	$40,000 cash

March 2005	100% of the working interest in the C. C. Still and M. V. Barton leases in Rusk County, Texas.	$58,930 cash

October 2005	100% of the working interest in the Drillar Bozeman, W.H. Coker, Ford-Simms, Dermot Foster, Lawyer Kendrick, M.L. Kendrick, L.H. Livingston, J.J. Morris, Cook “AB” Howle “A” Isom, N.P. Payne, Rutherford-Morris, Livingston et al,, W.F. Bailey (“1R), Clover Hill School, J. Chrietzbug, Stone-Johnson, P Taylor “A,” “B” and “C”, Pinkie Taylor, W..W. Grice Unit, W.W. Grice #2, W.W. Grice #1-A, W.F. Bailey, W.L. Johnson, Curtis Conger, and M.A. Hudson leases located in Wood and Hopkins Counties, Texas	$5,600,000 cash

November 2005	Approximately 2,500 acres identified as Anderson Creek in the area of interest in the Company’s Redwater leases and pipeline	$408,588 cash

Industry and Economic Factors

In managing its business, Energytec will deal with many factors inherent in the oil and gas industry. First and foremost is wide fluctuation of oil and gas prices. Historically, oil and gas markets have been cyclical and volatile, with future price movements difficult to predict. While revenues will be a function of both production and prices, it is the wide swings in prices that will have the greatest impact on results of operations.

Historically, the primary component of Energytec’s revenues and cash flows was generated through sale of working interests in Energytec’s properties. Funds generated from such sales were used to acquire new properties and to fund re-completion and development work on properties owned. It should be expected that Energytec may continue to sell working interests and seek joint venture and other strategic partner arrangements, through licensed investment bankers and in full compliance with Federal and state securities laws, to develop its properties and fund purchases of new properties. However, any opportunities involving the sale of working interest will be subjected to careful review and due diligence to determine the long term benefits to the operations and value of the Company.

Operations in the oil and gas industry entail significant complexities. In addition to efforts to improve and maintain the production from existing properties, Energytec will continue to focus on acquiring oil and gas properties with histories of production or a significant amount of exploratory history that can serve as the basis for evaluation. Even with the evaluation of persons with significant experience and technical background of substantial production records and geological information, it is not possible to determine conclusively the amount of hydrocarbons present, the cost of development, or the rate at which hydrocarbons may be produced.

The oil and gas industry is highly competitive. Energytec will compete with major and diversified energy companies, independent oil and gas businesses, and individual operators. In addition, the industry as a whole competes with other businesses that supply energy to industrial and commercial end users.

Extensive Federal, state, and local regulation of the industry significantly affects operations. In particular, oil and gas activities are subject to stringent environmental regulations. These regulations have increased the costs of planning, designing, drilling, installing, operating, and abandoning oil and gas wells and related facilities. These regulations may become more demanding in the future.

Our Approach to the Business

Property Acquisition

Energytec is engaged in oil and gas producing and development activities primarily in Texas and, to a lesser extent, in Wyoming. Historically, Energytec has focused its acquisition and development activities in Texas, and Energytec intends to continue with that focus. Nevertheless, should Energytec receive unsolicited proposals on the acquisition of properties in other states that are attractive, it should be expected that Energytec will investigate and, if warranted, make an effort to acquire an interest in such properties at an acceptable price. As discussed above under “Recent Developments” in ITEM 1. BUSINESS, Energytec, its management, and its financial and operational resources are committed to addressing and correcting operational and regulatory problems and potential liabilities. As a result, Energytec does not intend to pursue an active acquisition program until it attains resolution on a number of those matters and can accumulate capital necessary to make acquisitions.

Our primary focus is on older mature production areas where production histories, reservoir evaluations, and other data on the properties are available. Such information is obtained either from the entity that owns the property or from public records of governmental agencies that regulate oil and gas producing activities. Through analysis of rock types and the electrical and chemical characteristics of rocks within a given property, we construct a picture of rock layers in the area and predict possible sites of hydrocarbon accumulation. Well logs available on the properties facilitate the calculation of an estimate of initial oil or gas volume in place, while decline curves from recorded production history facilitate the calculation of remaining proved producing reserves. We use this information to identify and value potential acquisitions and to develop a plan for developing and improving production on properties acquired.

Based on management’s long time participation in the oil and gas business in Texas and the western United States, management believes there are opportunities to acquire properties not producing or properties operating under marginal circumstances that can be developed successfully for profitable operation. These opportunities are primarily the result of neglect or abandonment of oil and gas producing properties in the 1990’s when oil and gas prices were much lower. These properties which are now owned by persons who lack the capital and other resources necessary to bring the properties back into production and to further develop recoverable hydrocarbons that remain. When we identify such a prospect, we apply the analysis described above, determine whether there is reason to believe the prospect has remaining reserves yet to be produced, determine a value for the prospect, and, if warranted under all the circumstances, pursue acquisition of the prospect.

In contrast to prior procedures, current management has established an acquisitions committee. After acquisition of a property, we perform an extensive field study either in-house, thereafter submitting it to outside review, or commission an independent party to conduct a study, which is then reviewed by the in-house staff. The objective is to decide upon the most cost-efficient and operationally efficient way to produce the reserves remaining and recoverable on that property. Energytec applied this process of evaluation and purchase to the acquisition of its current working interests in oil and gas properties, such as the Talco/ Trix-Liz, Sulphur Bluff, and Como fields.

Property Development

Energytec, through Comanche Well Service Corporation, will operate its own properties. Generally, Energytec will acquire properties for the long term and will not look to sell although circumstances could arise where Energytec may elect to re-balance its portfolio by selling or trading lesser producing properties in order to redeploy capital to a better opportunity in other areas of activity. In addition, Energytec may find it necessary to sell properties to fund the costs and potential liabilities that could arise from the matters discussed above under “Recent Developments” in ITEM 1. BUSINESS.

Energytec holds working interests in its oil and gas properties and is, therefore, responsible with other working interest owners, if any, for the payment of its proportionate share of the operating expenses of the wells. Working interest owners are typically responsible for all lease operating and production expenses. Royalty owners and over-riding royalty owners receive a percentage of gross oil and gas production revenue for a particular lease and are not responsible for the costs of operating the lease.

Our subsidiary, Comanche Well Service Corporation, owns two drilling rigs, four operable well service units, four well service units in various stages of operability, rig-up trucks, water trucks, winch trucks, electrical trucks, pick-up trucks and various other items of equipment. Most of the equipment is stationed in East Texas in the area of the Talco/ Trix-Liz field and South Texas, where it is used to service Energytec’s wells. We use these resources to recomplete, rehabilitate, and maintain existing wells on our Texas properties. Management believes the cost of maintaining and using this equipment on its properties is at least comparable to using the equipment and services of third party vendors and contractors. However, the primary benefit of having this service capability is that we are able to continuously perform work on our wells to improve and maintain production and do not have to compete with other oil and gas companies to schedule service time with third party well service companies, which can often lead to service delays that reduce production over time.

Our Texas properties present opportunities for infill drilling of new wells, rework, and re-completion operations, enhanced oil recovery operations, or additional acreage acquisition potential (for producing property acquisition or new drilling locations). The properties in Texas have approximately 348 shut-in wells, of which 106 are believed to be potential producers under current operating circumstances. Our current plan is to:

•	review the 106 potential producing wells and try to place approximately half of those back on production by the end of 2006, and

•	maintain and attempt to improve production in existing wells and shut-in wells brought back into production.

We expect most of the service resources of Comanche Well Service to be used in bringing existing wells back into production and maintaining production of existing wells.

Big Horn County, Wyoming Thermal Recovery Project

Energytec owns a 44% working interest in approximately 48,427 acres in Big Horn County, Wyoming in the Big Horn Basin. The Company operates the Project and drilled, completed and tested two wells for cold production in the Phosphoria limestone near the town of Greybull. Both wells were also subjected to a cyclic steam injection test through the mechanism of a huff and puff project. No commercial production was established.

The Big Horn Basin is located in north-central Wyoming and south-central Montana. The Basin has produced over 2.4 billion barrels of oil; however, in the area where the Company has its leases, sometimes referred to as the Big Horn Oil Field, over 35 wells have been drilled with no well having produced commercially. A number of independent studies and reviews suggested that a thermal recovery project could establish commercial production. A recent study by the U.S. Department of Energy (DOE) pointed out a number of geological issues related to the oil in place for the Basin and suggested that the remaining oil in the Basin approximates 200 million barrels with various recovery factors attendant.

In March 2006 the Company undertook a series of reviews of the Thermal Recovery Project, both internal and external, involving new third party consultants and existing Company personnel and consultants. Using the DOE study as a guide, the area containing oil in place was divided into zones, each with a different combination of area, porosity, oil saturation and reservoir thickness. As a result, the Company has prepared a new analysis of oil in place, recoverability factors, and thermal recovery applications, together with new maps and a substantially revised due diligence file.

In June 2006 the Company commenced a new effort to sell the Project outright or, failing an outright sale, to seek a joint venture partner with the capital and technical support capabilities to demonstrate the feasibility of recovery of the oil in place through thermal recovery techniques. All of the Company’s material is considered proprietary and valuable for use by any interested parties. Pending a sale or joint venture, the Company plans no major operations on the Project for the balance of 2006.

Most of the leases are Federal leases with the Bureau of Land Management. Lease expirations range from July 2008 to 2011. The Company has a range of options it is considering for the expirations in 2008 should no sale or joint venture be consummated by late 2006.

The Company is also actively considering a number of new techniques and technologies applicable to heavy oil operations and recovery, including a proprietary surfactant treatment, acoustic wave treatment and steam flooding. Some of these are being evaluated in conjunction with the Rocky Mountain Oilfield Testing Center and various universities where the Company has on-going research activities regarding this Project.

Working Interest Ownership

The following table represents Energytec’s working interest in all wells owned by field. The status of each well is indicated by the following:

P	Producing
NPSI	Non-Producing Shut-In
NPOH	Non-Producing Operational Hold
NPRA	Non-Producing Regulatory Action

Wells that are non-producing for operational holds include those that are undergoing routine maintenance or awaiting maintenance or work-over pursuant to Energytec’s operating plan. Wells that are non-producing for regulatory action include those that are temporarily severed pending compliance with Texas Railroad Commission regulations.

HUTT FIELD	ENERGYTEC WELLS AS OF 4/18/06							Energytec %WI
Lease	API#	First Prod	Well#	Well Type	Well Status	RRC #	County
WILLIAMS UNIT	42-013-30517	Apr-76	1	O	P	4776	Atascosa	29.95%
WILLIAMS, MARY ISABELLA	42-013-34042	Sep-95	6A	O	P	13994	Atascosa	17.43%
WILLIAMS, MARY ISABELLA -A-	42-013-30915	Apr-78	‘3-A	O	NPSI	5664	Atascosa	44.45%
WILLIAMS, MARY ISABELLA -A-	42-013-30935	Apr-78	‘5-A	I	NPSI	5664	Atascosa	100.00%
HOUSTON, VICTOR	42-311-30291	Mar-73	1A	O	P	4406	McMullen	11.72%
HOUSTON, VICTOR	42-311-30314	Mar-73	5A	O	P	4406	McMullen	11.72%
HOUSTON, VICTOR	42-311-30351	Mar-73	8A	O	P	4406	McMullen	11.72%
HOUSTON, VICTOR	42-311-31066	Mar-73	10A	O	P	4406	McMullen	44.45%
HOUSTON, VICTOR	42-311-33087	Feb-00	15A	O	NPSI	13983	McMullen	44.45%
HOUSTON, VICTOR “A”	42-311-31066	Jan-80	10A	O	P	6042	McMullen	44.45%
HOUSTON, VICTOR “A”	42-311-31250	Jan-80	11A	I	I	6042	McMullen	44.45%
HOUSTON, VICTOR “A”	42-311-31285	Jan-80	12A	O	P	6042	McMullen	100.00%
HOUSTON, VICTOR “A”	42-311-33050	Jan-80	14A	O	P	6042	McMullen	27.98%

Kilgore	ENERGYTEC WELLS AS OF 4/18/06							ENERGYTEC %WI
Lease	API#	First Prod.	Well#	Well Type	Well Status	RRC #	County
DAVIS, C. E.	42-183-87936	Jan-68	2	O	NPOH	8119	Gregg	5.94%
DAVIS, C. E.	42-183-87937	Jan-68	3	O	P	8119	Gregg	5.94%
DAVIS, C. E.	42-183-87938	Jan-68	4	O	P	8119	Gregg	5.94%
DAVIS, C. E.	42-183-87939	Jan-68	5	O	P	8119	Gregg	5.94%

DAVIS, C. E.	42-183-87940	Jan-68	6	O	NPRA	8119	Gregg	5.94%
DAVIS, C. E.	42-183-87941	Jan-68	7	O	P	8119	Gregg	5.94%
DAVIS, C. E.	42-183-87942	Jan-68	8	O	P	8119	Gregg	5.94%
DAVIS, C. E.	42-183-87943	Jan-68	9	O	P	8119	Gregg	5.94%
DAVIS, C. E.	42-183-87944	Jan-68	10	O	P	8119	Gregg	5.94%
DAVIS, C. E.	42-183-87945	Jan-68	11	O	P	8119	Gregg	5.94%
DAVIS, C. E.	42-183-87947	Jan-68	13	O	NPOH	8119	Gregg	5.94%
DAVIS, C. E.	42-183-87948	Jan-68	14	O	P	8119	Gregg	5.94%
DICKSON, C. M.	42-183-82954	Jan-68	1	O	P	6784	Gregg	81.82%
DICKSON, C. M.	42-183-82955	Jan-68	2	O	P	6784	Gregg	81.82%
DICKSON, C. M.	42-183-82956	Jan-68	3	O	P	6784	Gregg	81.82%
DICKSON, C. M.	42-183-82958	Jan-68	5	O	NPOH	6784	Gregg	81.82%
DICKSON, C. M.	42-183-82959	Jan-68	6	O	NPOH	6784	Gregg	81.82%
DICKSON, C. M.	42-183-82960	Jan-68	7	O	P	6784	Gregg	81.82%
DICKSON, C. M. -A-	42-183-00248	Jan-68	2 A	O	NPOH	7453	Gregg	81.82%
DICKSON, C. M. -A-	42-183-85060	Jan-68	3	O	NPOH	7453	Gregg	81.82%
DICKSON, C. M. -A-	42-183-30005	Jan-68	4 B	O	NPOH	7453	Gregg	81.82%
FOSTER, H. L.	42-183-87983	Jan-68	1	O	NPSI	8127	Gregg	17.31%
FOSTER, H. L.	42-183-87984	Jan-68	2	O	P	8127	Gregg	17.31%
FOSTER, H. L.	42-183-87985	Jan-68	3	O	P	8127	Gregg	17.31%
FOSTER, H. L.	42-183-87986	Jan-68	4	O	P	8127	Gregg	17.31%
FOSTER, H. L.	42-183-87987	Jan-68	5	O	P	8127	Gregg	17.31%
FOSTER, H. L.	42-183-87989	Jan-68	7	O	NPSI	8127	Gregg	17.31%
FOSTER, H. L.	42-183-87990	Jan-68	8	O	P	8127	Gregg	100.00%
FOSTER, H. L.	42-183-87992	Jan-68	10	O	P	8127	Gregg	17.31%
FOSTER, H. L.	42-183-87993	Jan-68	11	O	P	8127	Gregg	100.00%
FOSTER, H. L.	42-183-87994	Jan-68	12	O	NPOH	8127	Gregg	100.00%
FOSTER, H. L.	42-183-87995	Jan-68	13	O	NPOH	8127	Gregg	100.00%
FOSTER, H. L.	42-183-87996	Jan-68	14	O	P	8127	Gregg	100.00%
FOSTER, H. L.	42-183-87997	Jan-68	15	O	P	8127	Gregg	17.31%
FOSTER, H. L.	42-183-87999	Jan-68	17	O	P	8127	Gregg	100.00%
FOSTER, H. L.	42-183-88001	Jan-68	19	O	P	8127	Gregg	100.00%
GRIFFIN -B-	42-183-81716	Jan-68	7	O	P	6370	Gregg	100.00%
GRIFFIN -B-	42-183-81717	Jan-68	8	O	NPOH	6370	Gregg	100.00%
GRIFFIN -B-	42-183-81720	Jan-68	11	O	P	6370	Gregg	100.00%
GRIFFIN -B-	42-183-81721	Jan-68	12	O	P	6370	Gregg	100.00%
GRIFFIN -B-	42-183-81723	Jan-68	14	O	P	6370	Gregg	100.00%

HALE, H.P.	42-183-81397	Jan-68	1A	O	NPRA	6256	Gregg	16.00%
HALE, H.P.	42-183-81398	Jan-68	2A	O	NPRA	6256	Gregg	16.00%
HALE, H.P.	42-183-81399	Jan-68	3	I	NPRA	6256	Gregg	100.00%
HALE, H.P.	42-183-81400	Jan-68	5	O	NPRA	6256	Gregg	16.00%
HALE, H.P.	42-183-81401	Jan-68	6	O	NPRA	6256	Gregg	16.00%
HILBURN-LLOYD	42-183-88701	Jan-68	1	O	NPOH	8242	Gregg	100.00%
HILBURN-LLOYD	42-183-88703	Jan-68	7	O	NPOH	8242	Gregg	100.00%
HILBURN-LLOYD	42-183-88705	Jan-68	17	O	NPOH	8242	Gregg	100.00%
HILBURN-LLOYD	42-183-88706	Jan-68	18	O	NPOH	8242	Gregg	100.00%
KILLINGSWORTH	42-183-88435	Jan-68	1	O	NPOH	8218	Gregg	100.00%
KILLINGSWORTH	42-183-88436	Jan-68	2	O	NPOH	8218	Gregg	100.00%
KILLINGSWORTH	42-183-88437	Jan-68	3	O	NPOH	8218	Gregg	100.00%
KILLINGSWORTH	42-183-88438	Jan-68	4	O	NPOH	8218	Gregg	100.00%
KILLINGSWORTH	42-183-88439	Jan-68	6	O	NPOH	8218	Gregg	100.00%
LATHROP	42-183-88440	Jan-68	1	O	P	8219	Gregg	100.00%
LATHROP	42-183-88441	Jan-68	2	O	P	8219	Gregg	100.00%
LATHROP	42-183-88442	Jan-68	3	O	NPOH	8219	Gregg	100.00%
LATHROP	42-183-88443	Jan-68	4	O	P	8219	Gregg	100.00%
LATHROP	42-183-88444	Jan-68	5	O	NPOH	8219	Gregg	100.00%
LATHROP	42-183-88445	Jan-68	6	O	NPOH	8219	Gregg	100.00%
LATHROP	42-183-88446	Jan-68	9	O	NPOH	8219	Gregg	100.00%
LEE, T. W.	42-183-84545	Jan-68	1	O	NPOH	7152	Gregg	100.00%
LEE, T. W.	42-183-84547	Jan-68	5	O	NPOH	7152	Gregg	100.00%
LEE, T. W.	42-183-30078	Jan-68	7:00 AM	O	NPOH	7152	Gregg	100.00%
STILL	42-183-89683	Jan-68	13	O	P	8423	Gregg	100.00%
STILL	42-183-89684	Jan-68	16A	O	NPOH	8423	Gregg	100.00%
STILL	42-183-89685	Jan-68	17	O	P	8423	Gregg	100.00%
STILL	42-183-89686	Jan-68	18	O	P	8423	Gregg	100.00%
STILL	42-183-89687	Jan-68	19	O	P	8423	Gregg	100.00%
STILL, A. L.	42-183-84585	Jan-68	1	O	P	7190	Gregg	16.00%
STILL, A. L.	42-183-84586	Jan-68	2	O	NPOH	7190	Gregg	16.00%
STILL, A. L.	42-183-84587	Jan-68	2A	O	P	7190	Gregg	16.00%
STILL, A. L.	42-183-84588	Jan-68	3	O	NPOH	7190	Gregg	16.00%
STILL, A. L.	42-183-84589	Jan-68	4A	O	NPOH	7190	Gregg	16.00%
STILL, A. L.	42-183-84591	Jan-68	6A	O	P	7190	Gregg	16.00%
STILL, A. L.	42-183-84592	Jan-68	7A	O	P	7190	Gregg	16.00%
STILL, A. L.	42-183-84593	Jan-68	8	O	NPOH	7190	Gregg	16.00%

STILL, A. L.	42-183-84594	Jan-68	9	O	NPOH	7190	Gregg	16.00%
STILL, A. L.	42-183-84595	Jan-68	10A	O	P	7190	Gregg	16.00%
STILL, A. L.	42-183-84596	Jan-68	11	O	P	7190	Gregg	16.00%
STILL, A. L.	42-183-84597	Jan-68	12A	O	NPOH	7190	Gregg	16.00%
STILL, A. L.	42-183-84598	Jan-68	13	O	NPOH	7190	Gregg	16.00%
STILL, A. L.	42-183-84599	Jan-68	14A	O	P	7190	Gregg	16.00%
STILL, A. L.	42-183-84600	Jan-68	15A	I	I	7190	Gregg	100.00%
STILL, A. L.	42-183-84601	Jan-68	16A	O	P	7190	Gregg	16.00%
STILL, A. L.	42-183-84602	Jan-68	17A	I	I	7190	Gregg	100.00%
STILL, A. L.	42-183-84603	Jan-68	18	O	P	7190	Gregg	16.00%
STILL, A. L. “B”	42-183-82440	Jan-70	1A	O	NPOH	6528	Gregg	16.00%
STILL, C. L.	42-183-82441	Jan-69	1	O	NPOH	6529	Gregg	16.00%
STILL, C. L.	42-183-82442	Jan-69	2	O	NPOH	6529	Gregg	16.00%
TURNBOW, MAURINE	42-183-82465	Jan-68	1A	O	NPOH	6565	Gregg	100.00%
BARTON, V. H.	42-401-85027	Jan-68	1	O	P	8103	Rusk	38.75%
BARTON, V. H.	42-401-85029	Jan-68	3	O	NPOH	8103	Rusk	38.75%
BRIGHTWELL, R. N.	42-401-81523	Jan-68	2	O	P	6803	Rusk	56.63%
BRIGHTWELL, R. N.	42-401-81527	Jan-68	10	O	NPOH	6803	Rusk	56.63%
BRIGHTWELL/STODDARD	42-401-85271	Jan-68	9	O	NPSI	8222	Rusk	56.63%
BRIGHTWELL/STODDARD	42-401-85272	Jan-68	20	O	P	8222	Rusk	56.63%
BRIGHTWELL/STODDARD	42-401-85274	Jan-68	27	O	P	8222	Rusk	56.63%
DEASON, A. J. -B-	42-401-30824	Jan-68	1R	O	NPOH	7950	Rusk	100.00%
DEASON, A. J. -B-	42-401-84775	Jan-68	2	O	P	7950	Rusk	100.00%
FINNEY, JULIA M.	42-401-83225	Jan-68	1	O	P	7065	Rusk	50.78%
FINNEY, JULIA M.	42-401-83226	Jan-68	2	O	NPOH	7065	Rusk	50.78%
FINNEY, JULIA M.	42-401-83228	Jan-68	4	O	P	7065	Rusk	50.78%
FINNEY, JULIA M.	42-401-83229	Jan-68	5	O	P	7065	Rusk	50.78%
FINNEY, JULIA M.	42-401-83230	Jan-68	6	O	NPOH	7065	Rusk	50.78%
FINNEY, JULIA M.	42-401-83231	Jan-68	7	O	P	7065	Rusk	50.78%
FINNEY, JULIA M.	42-401-83232	Jan-68	8	O	NPOH	7065	Rusk	50.78%
FINNEY, JULIA M.	42-401-83233	Jan-68	9	O	NPOH	7065	Rusk	50.78%
MAYFIELD, J. M.	42-401-80833	Jan-68	9R	O	NPOH	6423	Rusk	100.00%
MILSTEAD, J. B.	42-401-84100	Jan-68	1	O	NPOH	7583	Rusk	13.27%
MILSTEAD, J. B.	42-401-84101	Jan-68	2	O	P	7583	Rusk	13.27%
MILSTEAD, J. B.	42-401-84102	Jan-68	3	O	P	7583	Rusk	13.27%
MILSTEAD, J. B.	42-401-84103	Jan-68	4	O	P	7583	Rusk	13.27%

MILSTEAD, J. B.	42-401-84104	Jan-68	5	O	NPOH	7583	Rusk	13.27%
MILSTEAD, J. B.	42-401-84106	Jan-68	7	O	P	7583	Rusk	13.27%
MILSTEAD, J. B.	42-401-84107	Jan-68	8	O	NPOH	7583	Rusk	13.27%
MILSTEAD, J. B.	42-401-84108	Jan-68	9	O	P	7583	Rusk	13.27%
MILSTEAD, J. B.	42-401-84109	Jan-68	10	O	P	7583	Rusk	13.27%
MILSTEAD, J. B.	42-401-84110	Jan-68	11	O	P	7583	Rusk	100.00%
MILSTEAD, J. B.	42-401-84111	Jan-68	12	O	NPOH	7583	Rusk	100.00%
MILSTEAD, J. B.	42-401-84112	Jan-68	13	O	P	7583	Rusk	100.00%
MILSTEAD, J. B.	42-401-84113	Jan-68	14	O	NPOH	7583	Rusk	100.00%
MILSTEAD, J. B.	42-401-84114	Jan-68	15	O	NPOH	7583	Rusk	100.00%
MILSTEAD, J. B.	42-401-84116	Jan-68	17	O	P	7583	Rusk	100.00%
MILSTEAD, J. B.	42-401-84117	Jan-68	18	O	NPOH	7583	Rusk	100.00%
MILSTEAD, J. B.	42-401-84118	Jan-68	19	O	P	7583	Rusk	100.00%
MILSTEAD, J. B.	42-401-84119	Jan-68	20	O	P	7583	Rusk	100.00%
PETERSON	42-401-85799	Jan-68	1	O	NPOH	8455	Rusk	100.00%
PETERSON, J. N. /A/C NO. 2/	42-401-82478	Jan-70	26	O	NPOH	6991	Rusk	100.00%
PETERSON, NEAL	42-401-81683	Jan-70	4	O	P	6865	Rusk	100.00%
ROBERSON, J. T. & W. E.	42-401-82607	Jan-68	1	O	NPOH	7002	Rusk	100.00%
SCHUYLER, M. -A-	42-401-31585	Jan-68	1WS	I	NPOH	7607	Rusk	100.00%
SCHUYLER, M. -A-	42-401-84162	Jan-68	2	O	NPOH	7607	Rusk	13.27%
SCHUYLER, M. -A-	42-401-84166	Jan-68	6	O	NPOH	7607	Rusk	13.27%
SCHUYLER, M. -A-	42-401-31135	Jan-68	11 WIW	I	NPRA	7607	Rusk	100.00%
SCHUYLER, M. -A-	42-401-31134	Jan-68	12 WIW	I	NPRA	7607	Rusk	100.00%
SCHUYLER, M. -A-	42-401-31231	Jan-68	13 WIW	I	NPRA	7607	Rusk	100.00%
SCHUYLER, M. -A-	42-401-31428	Jan-68	14	O	NPOH	7607	Rusk	13.27%
SCHUYLER, M. -A-	42-401-31703	Jan-68	15W	I	NPRA	7607	Rusk	100.00%
SCHUYLER, M. -A-	42-401-31704	Jan-68	16 W	I	NPRA	7607	Rusk	100.00%
SCHUYLER, M. -B-	42-401-84172	Jan-68	2	O	P	7608	Rusk	13.27%
SCHUYLER, M. -B-	42-401-84173	Jan-68	3	O	P	7608	Rusk	13.27%
SCHUYLER, M. -B-	42-401-84174	Jan-68	4	O	P	7608	Rusk	100.00%
SCHUYLER, M. -B-	42-401-84175	Jan-68	5	O	P	7608	Rusk	13.27%
SCHUYLER, M. -B-	42-401-84176	Jan-68	6	O	NPOH	7608	Rusk	13.27%
SCHUYLER, M. -B-	42-401-84177	Jan-68	7	O	NPOH	7608	Rusk	100.00%
SCHUYLER, M. -B-	42-401-84180	Jan-68	10	O	P	7608	Rusk	13.27%
SCHUYLER, M. -B-	42-401-84182	Jan-68	12	O	NPOH	7608	Rusk	13.27%
SCHUYLER, M. -B-	42-401-84183	Jan-68	13	O	NPOH	7608	Rusk	13.27%

SCHUYLER, M. -B-	42-401-84184	Jan-68	14	O	NPOH	7608	Rusk	13.27%
SCHUYLER, M. -B-	42-401-31277	Jan-68	15 WIW	I	NPRA	7608	Rusk	100.00%
SCHUYLER, M. -B-	42-401-31276	Jan-68	17 WIW	I	NPRA	7608	Rusk	100.00%
STILL, C. C.	42-401-85195	Jan-68	2	O	NPOH	8173	Rusk	38.75%
STILL, C. C.	42-401-85197	Jan-68	4	O	NPOH	8173	Rusk	38.75%
STILL, C. C.	42-401-85198	Jan-68	7	O	P	8173	Rusk	38.75%
STILL, C. C.	42-401-85206	Jan-68	15	O	P	8173	Rusk	38.75%
STILL, C. C.	42-401-85208	Jan-68	19	O	P	8173	Rusk	100.00%
STILL, C. C.	42-401-85209	Jan-68	20	O	P	8173	Rusk	100.00%
STILL, C. C.	42-401-85210	Jan-68	21	O	P	8173	Rusk	100.00%
STILL, C. C.	42-401-31853	Jan-68	33	I	I	8173	Rusk	100.00%
TAYLOR	42-401-84590	Jan-68	1	O	NPOH	7848	Rusk	100.00%
TAYLOR	42-401-84591	Jan-68	2	O	P	7848	Rusk	100.00%
TAYLOR	42-401-84593	Jan-68	5	O	NPOH	7848	Rusk	100.00%
TAYLOR	42-401-84595	Jan-68	7	O	P	7848	Rusk	100.00%
TAYLOR	42-401-84596	Jan-68	8	O	NPOH	7848	Rusk	100.00%
THOMPSON, GEO. “A”	42-401-84626	Jan-70	2	O	P	7868	Rusk	45.31%
THOMPSON, GEORGE	42-401-84545	Jan-68	2	O	NPOH	7770	Rusk	45.31%
THRASH -A-	42-401-84621	Jan-68	1	O	P	7864	Rusk	100.00%
THRASH -A-	42-401-84622	Jan-68	2	O	P	7864	Rusk	100.00%

Luling	ENERGYTEC WELL STATUS 4-18-06							ENERGYTEC %WI
Lease	API#	First Prod.	Well#	Well Type	Well Status	RRC#	County
BROWN/DEVAUGHN	42-055-32750	Sep-82	1	O	NPOH	8350	Caldwell	100.00%
EKLUND, CARL JR	42-055-33553	Oct-84	4	O	NPRA	9969	Caldwell	100.00%
EKLUND, CARL JR	42-055-33545	Oct-84	5	O	P	9969	Caldwell	100.00%
EKLUND, CARL JR	42-055-33546	Oct-84	6	O	P	9969	Caldwell	100.00%
EKLUND, CARL JR	42-055-33554	Oct-84	7	O	NPRA	9969	Caldwell	100.00%
EKLUND, CARL JR	42-055-33653	Oct-84	9	O	P	9969	Caldwell	100.00%
EKLUND, CARL JR	42-055-33687	Oct-84	10	O	NPRA	9969	Caldwell	100.00%
EKLUND, CARL JR	42-055-33652	Oct-84	11	O	P	9969	Caldwell	100.00%
EKLUND, CARL JR	42-055-33657	Oct-84	12	O	NPRA	9969	Caldwell	100.00%
EKLUND, CARL JR.	42-055-33553	May-84	4	O	NPOH	9673	Caldwell	100.00%
EKLUND, CARL JR.	42-055-33545	May-84	5	O	NPOH	9673	Caldwell	100.00%
EKLUND, CARL JR.	42-055-33546	May-84	6	O	NPOH	9673	Caldwell	100.00%
EKLUND, CARL JR.	42-055-33554	May-84	7	O	NPOH	9673	Caldwell	100.00%

GARNER, E.G.	42-055-32839	Jan-82	1	O	NPOH	7721	Caldwell	100.00%
GARNER, E.G.	42-055-32451	Jan-82	2	O	NPOH	7721	Caldwell	100.00%
GARNER, E.G.	42-055-32417	Jan-82	3	O	NPOH	7721	Caldwell	100.00%
GARNER, E.G.	42-055-32448	Jan-82	4	O	NPOH	7721	Caldwell	100.00%
GARNER, E.G.	42-055-32449	Jan-82	5	O	NPOH	7721	Caldwell	100.00%
GARNER, E.G.	42-055-32447	Jan-82	6	O	NPOH	7721	Caldwell	100.00%
GARNER, E.G.	42-055-32452	Jan-82	7	O	NPOH	7721	Caldwell	100.00%
GARNER, E.G.	42-055-32446	Jan-82	8	O	NPOH	7721	Caldwell	100.00%
GARNER, E.G.	42-055-32453	Jan-82	9	O	P	7721	Caldwell	100.00%
GARNER, E.G.	42-055-32842	Jan-82	10	O	P	7721	Caldwell	100.00%
GARNER, E.G.	42-055-32841	Jan-82	11	O	P	7721	Caldwell	100.00%
HINDS, F. C.	42-055-02309	Jul-64	1	O	NPOH	3421	Caldwell	100.00%
HINDS, F. C.	42-055-02310	Jul-64	2	O	NPOH	3421	Caldwell	100.00%
HINDS, F. C.	42-055-02311	Jul-64	3	O	NPOH	3421	Caldwell	100.00%
HINDS, F. C.	42-055-02312	Jul-64	4	O	NPOH	3421	Caldwell	100.00%
HINDS, F. C.	42-055-02313	Jul-64	5	O	NPOH	3421	Caldwell	100.00%
HINDS, F. C.	42-055-02314	Jul-64	6	O	NPOH	3421	Caldwell	100.00%
HINDS, F. L. -A-	42-055-32624	Oct-79	1	O	NPOH	5998	Caldwell	100.00%
HINDS, F. L. -A-	42-055-32627	Oct-79	2	O	NPOH	5998	Caldwell	100.00%
HINDS, F. L. -A-	42-055-31214	Oct-79	3	O	NPOH	5998	Caldwell	100.00%
HINDS, F. L. -A-	42-055-31899	Oct-79	4	O	NPOH	5998	Caldwell	100.00%
HINDS, F. L. -A-	42-055-31231	Oct-79	7	O	NPOH	5998	Caldwell	100.00%
HINDS, F. L. -A-	42-055-31230	Oct-79	8	O	NPOH	5998	Caldwell	100.00%
HINDS, F.C -A-	42-055-80902	Jul-75	1	O	NPOH	4646	Caldwell	100.00%
HINDS, F.C -A-	42-055-81288	Jul-75	1	O	NPOH	4646	Caldwell	100.00%
HINDS, F.C -A-	42-055-31327	Jul-75	1B	O	NPOH	4646	Caldwell	100.00%
HINDS, F.C -A-	42-055-02307	Jul-75	1A	O	NPRA	4646	Caldwell	100.00%
HINDS, F.C -A-	42-055-02315	Jul-75	2	O	NPRA	4646	Caldwell	100.00%
HINDS, F.C -A-	42-055-31512	Jul-75	2	O	NPRA	4646	Caldwell	100.00%
HINDS, F.C -A-	42-055-31664	Jul-75	2	O	NPRA	4646	Caldwell	100.00%
HINDS, F.C -A-	42-055-02306	Jul-75	2A	O	NPRA	4646	Caldwell	100.00%
HINDS, F.C -A-	42-055-31409	Jul-75	2B	O	NPRA	4646	Caldwell	100.00%
HINDS, F.C -A-	42-055-31665	Jul-75	3	W	NPRA	4646	Caldwell	100.00%
HINDS, F.C -A-	42-055-31427	Jul-75	3C	O	NPRA	4646	Caldwell	100.00%
HINDS, F.C -A-	42-055-31511	Jul-75	4	O	NPRA	4646	Caldwell	100.00%
HINDS, FLOYD C.	42-055-31778	Mar-81	1	O	NPRA	6961	Caldwell	100.00%

HINDS, FLOYD C.	42-055-31900	Mar-81	2	O	NPRA	6961	Caldwell	100.00%
HINDS, FLOYD C.	42-055-31901	Mar-81	3	O	NPRA	6961	Caldwell	100.00%
HINDS, FLOYD C.	42-055-31899	Mar-81	4	O	NPRA	6961	Caldwell	100.00%
HINDS, FLOYD C.	42-055-32595	Mar-81	5	O	NPRA	6961	Caldwell	100.00%
KIMBALL, R.B. -A-	42-055-31671	Nov-80	B2	O	NPSI	6495	Caldwell	100.00%
NEW, J. W. ETAL	42-055-31064	Aug-77	‘1-B	O	P	5436	Caldwell	100.00%
NITE	42-055-32544	Feb-82	1	O	NPOH	7734	Caldwell	100.00%
STATON, C.D.	42-055-33313	Jan-84	1	O	NPSI	9408	Caldwell	59.05%
STATON, C.D.	42-055-33314	Jan-84	2	O	NPSI	9408	Caldwell	59.05%
STATON, C.D.	42-055-33315	Jan-84	3	O	P	9408	Caldwell	59.05%
STATON, C.D.	42-055-33316	Jan-84	4	O	NPSI	9408	Caldwell	59.05%
STATON, C.D.	42-055-33317	Jan-84	5	O	NPSI	9408	Caldwell	59.05%
STATON, C.D.	42-055-33421	Jan-84	6	O	P	9408	Caldwell	59.05%
STATON, C.D.	42-055-33422	Jan-84	7	O	NPSI	9408	Caldwell	59.05%
STATON, C.D.	42-055-33423	Jan-84	8	O	NPSI	9408	Caldwell	59.05%
STATON, C.D.	42-055-33348	Jan-84	9	O	P	9408	Caldwell	59.05%
STATON, C.D.	42-055-81478	Jan-84	15	O	P	9408	Caldwell	59.05%
WILLIAMS, J.T.	42-055-32357	Apr-82	4	O	NPSI	7991	Caldwell	59.05%
WILLIAMS, J.T.	42-055-32360	Apr-82	7	O	NPSI	7991	Caldwell	59.05%
WILLIAMS, J.T.	42-055-32367	Apr-82	14	O	NPSI	7991	Caldwell	59.05%
WILLIAMS, J.T.	42-055-32514	Apr-82	15	O	NPSI	7991	Caldwell	59.05%
WILLIAMS, J.T.	42-055-32513	Apr-82	16	O	NPSI	7991	Caldwell	59.05%
WILLIAMS, J.T.	42-055-32838	Apr-82	17	O	P	7991	Caldwell	59.05%
WILLIAMS, J.T.	42-055-32850	Apr-82	18	O	P	7991	Caldwell	59.05%
WILLIAMS, J.T.	42-055-32848	Apr-82	19	O	P	7991	Caldwell	59.05%
WILLIAMS, J.T.	42-055-32847	Apr-82	20	O	NPSI	7991	Caldwell	59.05%
WILLIAMS, J.T.	42-055-32849	Apr-82	21	O	NPSI	7991	Caldwell	59.05%
GARCIA	42-187-32223	Oct-82	1	W	NPSI	8451	Guadalupe	100.00%
GARCIA	42-187-33110	Oct-82	4	O	NPSI	8451	Guadalupe	100.00%
GARCIA -B-	42-187-32389	Feb-83	1	I	NPSI	8800	Guadalupe	100.00%
GARCIA, JAMES	42-187-80968	Nov-79	1	O	NPSI	6006	Guadalupe	100.00%
GARCIA, JAMES	42-187-30953	Nov-79	3	O	NPSI	6006	Guadalupe	100.00%
GARCIA, JAMES	42-187-31805	Nov-79	5	U	NPSI	6006	Guadalupe	100.00%
GARCIA, JAMES	42-187-32427	Nov-79	6	O	NPSI	6006	Guadalupe	100.00%
GARCIA, JAMES	42-187-32985	Nov-79	7	O	NPSI	6006	Guadalupe	100.00%
GARCIA, JAMES	42-187-32986	Nov-79	9	O	NPSI	6006	Guadalupe	100.00%
GARCIA, JAMES	42-187-33217	Nov-79	10	O	NPSI	6006	Guadalupe	100.00%

GARCIA, JAMES	42-187-33348	Nov-79	11	O	NPSI	6006	Guadalupe	100.00%
GARCIA, JAMES V. -A-	42-187-32498	Mar-85	3	W		10279	Guadalupe	100.00%
MCEVER	42-187-33366	Feb-92	1	I	I	13392	Guadalupe	100.00%
MCEVER -A-	42-187-33364	Sep-91	1	O	NPSI	13248	Guadalupe	100.00%
MCEVER -E-	42-187-33067	Aug-85	2E	O	NPSI	10564	Guadalupe	100.00%

Milam	ENERGYTEC WELLS AS OF 4/18/06							ENERGYTEC %WI
Lease	API#	First Prod.	Well#	Well Type	Well Status	RRC #	County
GRAMM, NELLIE K.	42-051-00007	Jun-47	1	O	NPRA	699	Burleson	19.00%
ALONZO, CLARENCE	42-331-00737	May-58	1	O	NPSI	2391	Milam	19.00%
CALVIN, CHARLES	42-331-80317	Jun-58	1	U	NPRA	2407	Milam	100.00%
COFFIELD, H. H.	42-331-00753	Jan-42	1	O	P	1191	Milam	100.00%
DYMKE	42-331-00750	Jan-41	1	O	P	1198	Milam	100.00%
ETHRIDGE, L.	42-331-00735	Oct-62	1	O	P	3173	Milam	19.00%
GUNN	42-331-32721	Mar-85	1	O	P	10405	Milam	17.50%
GUNN	42-331-32721	Oct-02	2	O	NPOH	14377	Milam	17.50%
LEWIS	42-331-80210	Jan-46	1	O	P	1249	Milam	17.50%
LEWIS	42-331-80211	Jan-46	2	O	P	1249	Milam	17.50%
LEWIS	42-331-33362	Jan-46	4	O	NPOH	1249	Milam	17.50%
LEWIS	42-331-33363	Jan-46	5	O	NPOH	1249	Milam	17.50%
LEWIS	42-331-33361	Jan-46	6	O	NPOH	1249	Milam	17.50%
LEWIS	42-331-33369	Jan-46	7	O	NPOH	1249	Milam	17.50%
LEWIS	42-331-33370	Jan-46	8	O	NPOH	1249	Milam	17.50%
LEWIS	42-331-33371	Jan-46	9	O	NPOH	1249	Milam	17.50%
LEWIS	42-331-33372	Jan-46	10	O	NPOH	1249	Milam	17.50%
LEWIS	42-331-33373	Jan-46	11	O	NPOH	1249	Milam	17.50%
LEWIS	42-331-33374	Jan-46	12	O	NPOH	1249	Milam	17.50%
LEWIS	42-331-33396	Jan-46	15	O	NPOH	1249	Milam	17.50%
LEWIS	42-331-33395	Jan-46	16	O	NPOH	1249	Milam	17.50%
LEWIS	42-331-33397	Jan-46	17	O	NPOH	1249	Milam	17.50%
LEWIS	42-331-33398	Jan-46	18	O	NPOH	1249	Milam	17.50%
LEWIS	42-331-33400	Jan-46	19	O	NPOH	1249	Milam	17.50%
LEWIS	42-331-33401	Jan-46	20	O	NPOH	1249	Milam	17.50%
LUMPKINS, GEO. B.	42-331-80592	Feb-62	1	U	NPSI	3070	Milam	100.00%
ROCKDALE IND. SCHOOL DIST.	42-331-80311	May-57	1	U	NPSI	2204	Milam	100.00%
SHELTON -A-	42-331-80154	Jan-55	1	O	NPOH	1237	Milam	19.00%

SHELTON -A-	42-331-80155	Jan-55	2	O	NPOH	1237	Milam	19.00%
SKINNER, W.I.	42-331-31682	Jan-84	1	O	NPOH	9433	Milam	100.00%
STAMPER	42-331-33263	Mar-90	1	O	P	12455	Milam	19.00%
STAMPER	42-331-33552	Mar-04	2	O	P	14551	Milam	19.00%
WOODARD, MAGGIE	42-331-31890	Jan-84	1	O	NPSI	9320	Milam	100.00%
WOODARD, MAGGIE	42-331-31889	Jan-84	8	O	NPSI	9320	Milam	100.00%

QUITMAN	ENERGYTEC WELL STATUS 4-18-06							ENERGYTEC %WI
Lease	API#	First Prod.	Well#	Well Type	Well Status	RRC#	County
BOZEMAN, DRILLAR	42-223-00402	May-91	1	O	P	3383	Hopkins	100.00%
BOZEMAN, DRILLAR	42-223-00363	May-91	1A	I	I	3383	Hopkins	100.00%
BOZEMAN, DRILLAR	42-223-00369	May-91	3	O	P	3383	Hopkins	100.00%
BOZEMAN, DRILLAR	42-223-30366	May-91	5	O	P	3383	Hopkins	100.00%
COKER “C”	42-223-30400	Jan-86	1	I	I	2900	Hopkins	100.00%
COKER, W. H.	42-223-30449	Sep-47	4	O	P	3380	Hopkins	100.00%
COKER, W. H.	42-223-00405	Sep-47		O	P	3380	Hopkins	100.00%
COOK “AB”	42-223-30401	Oct-85	1	O	P	2858	Hopkins	100.00%
FORD-SIMMS	42-223-00365	May-91	1	O	P	3382	Hopkins	100.00%
FORD-SIMMS	42-223-30450	May-91	2	O	NPOH	3382	Hopkins	100.00%
FORD-SIMMS	42-223-80049	May-91	A1	U	P	3382	Hopkins	100.00%
FOSTER, DERMOT	42-223-00383	May-91	1	O	P	3379	Hopkins	100.00%
FOSTER, DERMOT	42-223-00384	May-91	2	O	NPOH	3379	Hopkins	100.00%
FOSTER, DERMOT	42-223-00385	May-91	3	O	P	3379	Hopkins	100.00%
FOSTER, DERMOT	42-223-00386	May-91	4	O	P	3379	Hopkins	100.00%
FOSTER, DERMOT	42-223-00387	May-91	5	I	I	3379	Hopkins	100.00%
HOWLE	42-223-30395	Nov-87	1	G	NPRA	121295	Hopkins	100.00%
HOWLE “A”	42-223-30397	Aug-85	1	O	P	2856	Hopkins	100.00%
HOWLE “B”	42-223-30434	Jan-90	1	O	P	3328	Hopkins	100.00%
ISOM	42-223-30402	Oct-85	1	O	P	2859	Hopkins	100.00%
KENDRICK, LAWYER	42-223-00362	May-91	2	O	P	3386	Hopkins	100.00%
KENDRICK, LAWYER	42-223-30448	May-91	3	O	NPOH	3386	Hopkins	100.00%
KENDRICK, M. L.	42-223-00355	May-91	2	O	P	3385	Hopkins	100.00%
KENDRICK, M. L.	42-223-00356	May-91	3	U	NPOH	3385	Hopkins	100.00%
KENDRICK, M. L.	42-223-00357	May-91	4	O	NPOH	3385	Hopkins	100.00%
LIVINGSTON ET AL UNIT	42-223-00382	Apr-67	1	U	NPOH	1797	Hopkins	100.00%
LIVINGSTON, L. H.	42-223-80065	May-91	1A	I	I	3381	Hopkins	100.00%
LIVINGSTON, L. H.	42-223-00394	May-91	3	O	P	3381	Hopkins	100.00%

LIVINGSTON, L. H.	42-223-30446	May-91	6	O	P	3381	Hopkins	100.00%
LIVINGSTON, L. H.	42-223-30447	May-91	7	O	NPOH	3381	Hopkins	100.00%
MORRIS, J. J.	42-223-00418	May-91	3	U	P	3378	Hopkins	100.00%
MORRIS, J. J.	42-223-00398	May-91	4	O	P	3378	Hopkins	100.00%
MORRIS, J. J. “A”	42-223-00420	Apr-86	5	B	NPRA	2929	Hopkins	100.00%
PAYNE, N. P.	42-223-00373	May-91	1	U	NPRA	3384	Hopkins	100.00%
RUTHERFORD-MORRIS UNIT	42-223-00367	Jul-75	1	B	NPRA	1989	Hopkins	100.00%
BAILEY, W. F.	42-499-00550	Jan-44	1	O	P	869	Wood	100.00%
BAILEY, W. F.	42-499-30146	Jan-44	3	O	P	869	Wood	100.00%
BAILEY, W. F. 1-R	42-499-30623	Jan-46	1 R	I	I	866	Wood	100.00%
CHRIETZBURG, J. C.	42-499-30152	Jan-47	3	O	P	1338	Wood	100.00%
CLOVER HILL SCHOOL	42-499-00541	Mar-46	1	O	P	868	Wood	100.00%
CONGER, CURTIS	42-499-31720	Jun-91	1	B	NPRA	12900	Wood	100.00%
CONGER, CURTIS	42-499-31720	Jul-91	1	B	NPRA	139793	Wood	100.00%
GRICE, W. W., NO. 2	42-499-81276	Feb-67	2	U	NPRA	5074	Wood	100.00%
GRICE,W.W. UNIT 2	42-499-30240	Aug-75	2	U	NPRA	5808	Wood	100.00%
JOHNSTON, W. L.	42-499-00524	Jan-47	1	I	NPRA	870	Wood	100.00%
JOHNSTON, W. L.	42-499-30376	Jan-47	3	O	NPRA	870	Wood	100.00%
STONE-JOHNSON	42-499-81261	Jan-45	1	U	P	1342	Wood	100.00%
STONE-JOHNSON	42-499-30048	Jan-45	A1R	O	P	1342	Wood	100.00%
TAYLOR, P. -A-	42-499-31369	Jan-53	1A	O	P	1344	Wood	100.00%
TAYLOR, P. -A-	42-499-31369	Mar-91	1A	O	P	12837	Wood	100.00%
TAYLOR, P. -A-	42-499-80295	Jan-53	2	O	NPRA	1344	Wood	100.00%
TAYLOR, P. -A-	42-499-30787	Jan-53	6	O	NPRA	1344	Wood	100.00%
TAYLOR, P. -B-	42-499-80296	Jan-47	3	O	P	1345	Wood	100.00%
TAYLOR, P. -C- -A-	42-499-80319	Jan-49	2	U	P	1434	Wood	100.00%
TAYLOR, P. -C- -A-	42-499-80320	Jan-49	2 C	O	P	1434	Wood	100.00%
TAYLOR, P. -C- -A-	42-499-80321	Jan-49	3	O	NPOH	1434	Wood	100.00%
TAYLOR, P. -C- -A-	42-499-80322	Jan-49	3 C	O	NPOH	1434	Wood	100.00%
TAYLOR, P. -C- -A-	42-499-80324	Jan-49	5 C	U	NPOH	1434	Wood	100.00%
TAYLOR, PINKIE	42-499-00603	Jan-47	1	O	P	1350	Wood	100.00%
TAYLOR, PINKIE	42-499-00577	Jan-47	3	O	NPOH	1350	Wood	100.00%
TAYLOR, PINKIE -CB-	42-499-80617		4C	O	NPRA	5722	Wood	100.00%

Redwater	ENERGYTEC WELLS AS OF 4/18/06							ENERGYTEC %WI
Lease	API#	First Prod	Well#	Well Type	Well Status	RRC #	County
LEWIS B.E.	42-037-30196	Jul-80	1	G	P	81785	Bowie	100.00%
OWEN, J. D. GAS UNIT	42-037-00175	Jun-72	1	G	P	42747	Bowie	100.00%
OWEN, J.D. GAS UNIT	42-037-30202	Jan-80	2	G	NPOH	86181	Bowie	16.38%
REDWATER SMACKOVER UNIT	42-037-30258	Feb-98	1	O	P	13801	Bowie	16.38%
REDWATER SMACKOVER UNIT	42-037-30275	Feb-98	1	O	P	13801	Bowie	16.38%
REDWATER SMACKOVER UNIT	42-037-30276	Feb-98	1	O	P	13801	Bowie	16.38%
REDWATER SMACKOVER UNIT	42-037-30307	Feb-98	1	O	P	13801	Bowie	16.38%
REDWATER SMACKOVER UNIT	42-037-30276	Feb-98	1	O	P	13801	Bowie	16.38%
WILSON, LOYD GAS UNIT	42-037-00190	Sep-74	1	G	P	59057	Bowie	100.00%
WADE BROTHERS GAS UNIT	42-379-30137	Feb-92	1	G	NPOH	140221	Rains	100.00%
BEAVER GAS UNIT	42-067-30404	Jan-84	1	G	NPOH	1E+05	Cass	100.00%
BROWN, R.	42-067-30722	Jun-99	1	G	NPOH	2E+05	Cass	100.00%

Sulphur Bluff	ENERGYTEC WELLS AS OF 4/18/06							ENERGYTEC %WI
Lease	API#	First Prod.	Well#	Well Type	Well Status	RRC #	County
DAVIS, B. W.	42-223-00082	Mar-65	1	O	NPSI	1728	Hopkins	100.00%
DAVIS, BERT	42-223-00131	Jan-39	2	O	P	1763	Hopkins	100.00%
DAVIS, BERT	42-223-00084	Jan-39	4	O	P	1763	Hopkins	100.00%
DAVIS, BERT	42-223-30006	Jan-39	6	I	I	1763	Hopkins	100.00%
DAVIS, BERT	42-223-30081	Jan-39	8	O	NPSI	1763	Hopkins	100.00%
REYNOLDS	42-223-00110	Jan-39	1	O	P	1095	Hopkins	12.50%
REYNOLDS	42-223-00112	Jan-39	3	U	P	1095	Hopkins	12.50%
REYNOLDS	42-223-00113	Jan-39	4	U	NPSI	1095	Hopkins	12.50%
REYNOLDS, J. G.	42-223-80059	Jan-39	3	O	P	1086	Hopkins	100.00%
REYNOLDS, J. G.	42-223-00134	Jan-39	6	O	P	1086	Hopkins	100.00%
REYNOLDS, J. G.	42-223-30083	Jan-39	7	O	NPRA	1086	Hopkins	100.00%
ROONEY, LONG	42-223-00100	Jan-39	1	O	NPSI	1088	Hopkins	100.00%
ROONEY, LONG	42-223-00102	Jan-39	2X	O	P	1088	Hopkins	100.00%
RUTHERFORD-MORRIS UNIT	42-223-00367	Jul-75	1	B	P	1989	Hopkins	100.00%
WORSHAM, J. E.	42-223-00121	Jan-39	1 D	O	NPSI	1090	Hopkins	100.00%
WORSHAM, J. E.	42-223-00093	Jan-39	2X	I	I	1090	Hopkins	100.00%
WORSHAM, J. E.	42-223-00120	Jan-39	4	I	I	1090	Hopkins	100.00%
WORSHAM, J. E.	42-223-80060	Jan-39	5	O	NPSI	1090	Hopkins	100.00%

WORSHAM, J. E.	42-223-00123	Jan-39	7		O	NPSI	1090	Hopkins	100.00%
WORSHAM, J. E.	42-223-00126	Jan-39	10		I	I	1090	Hopkins	100.00%
WORSHAM, J. E.	42-223-30004	Jan-39	11		O	P	1090	Hopkins	100.00%
WORSHAM, J. E.	42-223-30479	Jan-39	12		O	P	1090	Hopkins	0.00%
WORSHAM, J. E. -A-	42-223-00118	Jan-40	2		O	NPSI	1091	Hopkins	100.00%
WORSHAM, J. E. -A-	42-223-00119	Jan-40	3		O	NPRA	1091	Hopkins	100.00%
WORSHAM, J. E. -A-	42-223-00094	Jan-40	4		I	NPSI	1091	Hopkins	100.00%
WORSHAM, JEFF M.	42-223-00096	Jan-44	1		O	P	1089	Hopkins	100.00%
WORSHAM, JEFF M.	42-223-00098	Jan-44	3		O	NPSI	1089	Hopkins	100.00%
WORSHAM, JEFF M.	42-223-00099	Jan-44	4		O	NPSI	1089	Hopkins	100.00%

Talco	ENERGYTEC WELLS AS OF 4/18/06								ENERGYTEC %WI
Lease	API#	First Prod.	Well#		Well Type	Well Status	RRC #	County
ANSCHUTZ-PARR UNIT	42-449-30006	Oct-74	1		O	NPRA	5739	Titus	100.00%
ANSCHUTZ-PARR UNIT	42-449-30059	Oct-74	1		O	NPRA	5739	Titus	100.00%
ANSCHUTZ-PARR UNIT	42-449-30095	Oct-74	2		O	NPRA	5739	Titus	100.00%
BANKHEAD	42-449-30023	Oct-71	14		O	NPOH	5546	Titus	100.00%
BANKHEAD	42-449-80231	Oct-71	20		O	P	5546	Titus	19.73%
BELCHER -A-	42-449-00428	Jan-42	1		O	P	1619	Titus	62.00%
BELCHER -A-	42-449-00429	Jan-42	2		O	P	1619	Titus	62.00%
BELCHER -A-	42-449-00430	Jan-42	3		O	NPSI	1619	Titus	62.00%
BELCHER -A-	42-449-00431	Jan-42	4		O	P	1619	Titus	62.00%
BELCHER -B-	42-449-00432	Jan-40	1		O	P	1620	Titus	62.00%
BELCHER -B-	42-449-00433	Jan-40	2		O	P	1620	Titus	62.00%
BELCHER, JENNIE	42-449-00681	Jan-60	1 U		O	NPRA	3253	Titus	21.00%
BELCHER, JENNIE	42-449-00681	Dec-59	1 U		O	NPRA	3233	Titus	21.00%
BELCHER, JENNIE	42-449-00680	Dec-59	2 L		O	NPSI	3233	Titus	21.00%
BELCHER, JENNIE	42-449-00787	Dec-59	3 M		O	NPSI	3233	Titus	21.00%
BELCHER, JENNIE	42-449-00682	Jan-60	3 U		O	NPSI	3253	Titus	21.00%
BELCHER, JENNIE	42-449-00683	Jan-60	4 U		O	P	3253	Titus	21.00%
BELCHER, JENNIE	42-449-00684	Jan-60	5 L		O	NPSI	3253	Titus	21.00%
BELCHER, JENNIE	42-449-00685	Jan-60	6 U		O	NPSI	3253	Titus	21.00%
BELCHER, JENNIE	42-449-30082	Dec-59	8		O	P	3233	Titus	21.00%
BELCHER, JENNIE	42-449-30309	Dec-59	9		O	P	3233	Titus	21.00%
BELCHER, JENNIE	42-449-30328	Sep-81	10		O	NPSI	10538	Titus	21.00%
BELCHER, JENNIE	42-449-30537	Dec-59	11	*	O	NPRA	3233	Titus	5.57%
BELCHER, JENNIE	42-449-30539	Dec-59	12	*	O	NPRA	3233	Titus	3.07%

BELCHER, JENNIE	42-449-30540	Dec-59	13	*	O	NPRA	3233	Titus	1.37%
BELCHER, JENNIE	42-449-30541	Dec-59	14	*	O	NPRA	3233	Titus	1.95%
BELCHER, JENNIE	42-449-30542	Dec-59	15	*	O	NPRA	3233	Titus	49.59%
BLACKBURN -A-	42-449-00510	Jan-40	1		O	NPRA	1625	Titus	100.00%
BLACKBURN -A-	42-449-00511	Jan-40	2		O	NPRA	1625	Titus	100.00%
BLACKBURN -B-	42-449-00512	Jan-42	1		O	NPRA	1629	Titus	100.00%
BLACKBURN -B-	42-449-00513	Jan-42	2		O	NPRA	1629	Titus	100.00%
BLACKBURN -C-	42-449-00530	Jan-42	1		O	NPRA	1626	Titus	100.00%
BLACKBURN -C-	42-449-80279	Jan-42	1 S		O	NPRA	1626	Titus	100.00%
BLACKBURN -C-	42-449-00514	Jan-42	2		O	NPRA	1626	Titus	100.00%
GARBADE, ADELE	42-449-80268	Apr-60	1		O	NPSI	3327	Titus	100.00%
GARBADE, ADELE	42-449-00724	Jun-60	3 L		O	NPSI	3365	Titus	100.00%
GARBADE, ADELE	42-449-00688	Apr-60	7		O	NPSI	3327	Titus	100.00%
GARBADE, ADELE	42-449-00689	Apr-60	8 L		O	NPSI	3327	Titus	100.00%
GARBADE, ADELE	42-449-00690	Apr-60	9		O	NPSI	3327	Titus	100.00%
GARBADE, ADELE	42-449-00691	Apr-60	10 L		O	NPSI	3327	Titus	100.00%
GARBADE, ADELE	42-449-30434	Jun-60	12		O	NPSI	3365	Titus	100.00%
GARBADE, ADELE	42-449-30561	Apr-60	13	*	O	NPRA	3327	Titus	100.00%
GARBADE, ADELE	42-449-30563	Apr-60	14	*	O	NPRA	3327	Titus	varies by zone
GARBADE, ADELE	42-449-30558	Apr-60	16	*	O	NPRA	3327	Titus	varies by zone
GARBADE, ADELE	42-449-30555	Apr-60	17	*	O	NPRA	3327	Titus	varies by zone
GARBADE, ADELE	42-449-30554	Apr-60	18	*	O	NPRA	3327	Titus	varies by zone
GARBADE, ADELE	42-449-30559	Apr-60	19	*	O	NPRA	3327	Titus	varies by zone
GARBADE, ADELE	42-449-30560	Apr-60	20	*	O	NPRA	3327	Titus	varies by zone
GARBADE, ADELE	42-449-30556	Apr-60	22	*	O	NPRA	3327	Titus	varies by zone
GARBADE, ADELE	42-449-30564	Apr-60	24		O	P	3327	Titus	1.56%
GARBADE, ADELE	42-449-30553	Apr-60	25	*	O	NPRA	3327	Titus	varies by zone
GARBADE, ADELE	42-449-30552	Apr-60	26		O	NPSI	3327	Titus	varies by zone
GARBADE, ADELE	42-449-30551	Apr-60	27	*	O	NPRA	3327	Titus	0.42%
GARBADE, ADELE	42-449-30562	Apr-60	28		O	P	3327	Titus	1.56%
HOFFMAN ET AL	42-449-30277	Feb-81	20		O	NPSI	10417	Titus	100.00%
HOFFMAN, ETAL	42-449-00839	Sep-60	6		O	NPOH	3442	Titus	100.00%
HOFFMAN, ETAL	42-449-00841	Sep-60	8		O	NPOH	3442	Titus	100.00%
HOFFMAN-BANKHEAD UNIT	42-449-00758	Jan-76	103		O	NPOH	5843	Titus	100.00%

HOFFMAN-BANKHEAD UNIT	42-449-80251	Jan-76	108		O	NPOH	5844	Titus	100.00%
HOFFMAN-BANKHEAD UNIT	42-449-30196	Jan-76	110		O	P	5844	Titus	73.22%
HOFFMAN-BANKHEAD UNIT	42-449-30073	Jan-76	111D		O	NPOH	5844	Titus	100.00%
HOFFMAN-BANKHEAD UNIT	42-449-30210	Jan-76	113		O	NPOH	5844	Titus	100.00%
HOFFMAN-BANKHEAD UNIT	42-449-30211	Jan-76	114		O	NPOH	5844	Titus	73.22%
HOFFMAN-BANKHEAD UNIT	42-449-30219	Jan-76	115		O	P	5844	Titus	0.04%
HOFFMAN-BANKHEAD UNIT	42-449-30536	Jan-76	116		O	NPRA	5844	Titus	5.34%
HOFFMAN-BANKHEAD UNIT	42-449-80246	Jan-76	202A		O	NPOH	5843	Titus	100.00%
HOFFMAN-BANKHEAD UNIT	42-449-80252	Jan-76	203		O	NPOH	5844	Titus	100.00%
HOFFMAN-BANKHEAD UNIT	42-449-80253	Jan-76	204		O	NPOH	5844	Titus	100.00%
HOFFMAN-BANKHEAD UNIT	42-449-80254	Jan-76	205		O	NPOH	5844	Titus	100.00%
HOFFMAN-BANKHEAD UNIT	42-449-80256	Jan-76	208		O	P	5844	Titus	0.04%
HOFFMAN-BANKHEAD UNIT	42-449-00779	Jan-76	210		O	NPOH	5843	Titus	100.00%
HOFFMAN-BANKHEAD UNIT	42-449-00780	Jan-76	211 U		O	NPOH	5843	Titus	100.00%
HOFFMAN-BANKHEAD UNIT	42-449-80258	Jan-76	214		O	NPOH	5844	Titus	100.00%
HOFFMAN-BANKHEAD UNIT	42-449-80259	Jan-76	215		O	NPOH	5844	Titus	100.00%
HOFFMAN-BANKHEAD UNIT	42-449-30195	Jan-76	217		O	NPSI	5844	Titus	0.04%
HOFFMAN-BANKHEAD UNIT	42-449-30194	Jan-76	218		O	P	5844	Titus	0.04%
HOFFMAN-BANKHEAD UNIT	42-449-30193	Jan-76	219		O	NPOH	5844	Titus	100.00%
HOFFMAN-BANKHEAD UNIT	42-449-30212	Jan-76	220		O	NPOH	5844	Titus	100.00%
HOFFMAN-BANKHEAD UNIT	42-449-30213	Jan-76	222		O	P	5844	Titus	27.37%
HOFFMAN-BANKHEAD UNIT	42-449-30220	Jan-76	223		O	P	5844	Titus	100.00%
HOFFMAN-BANKHEAD UNIT	42-449-30538	Jan-76	225	*	O	NPRA	5844	Titus	2.62%
HOFFMAN-BANKHEAD UNIT	42-449-30550	Jan-76	226	*	O	NPRA	5844	Titus	10.47%
HOFFMANN, A.C.JR.	42-449-30072	Aug-75	1		O	NPOH	5811	Titus	65.50%
MCELROY, BILLY	42-449-30348	Aug-83	1		O	NPSI	11190	Titus	11.25%
TIMMONS, MARGARET B.	42-449-00731	Jul-59	3 L		O	NPOH	3115	Titus	100.00%
TIMMONS, MARGARET B.	42-449-00678	Jul-59	12		O	SWD	3115	Titus	100.00%
TIMMONS, MARGARET B.	42-449-30048	Jul-59	13		O	NPOH	3115	Titus	63.60%
TIMMONS, MARGARET B.	42-449-30064	Jul-59	14DH		O	P	3115	Titus	21.94%

TIMMONS, MARGARET B.	42-449-80122	Jul-59	15		SWD	SWD	3115	Titus	100.00%
TIMMONS, MARGARET B.			17D		O	P	3115	Titus	63.60%
TIMMONS, MARGARET B.			19		O	NPOH	3115	Titus	63.60%
TIMMONS, MARGARET B.	42-449-30401	Jul-59	18		O	NPSI	3115	Titus	63.60%
TIMMONS, MARGARET B.	42-449-30532	Jul-59	20		O	P	3115	Titus	34.64%
TIMMONS, MARGARET B.	42-449-30543	Jul-59	21	*	O	NPRA	3115	Titus	3.90%
TIMMONS, MARGARET B.	42-449-30544	Jul-59	22	*	O	NPRA	3115	Titus	2.65%
TIMMONS, MARGARET B.	42-449-30545	Jul-59	23	*	O	NPRA	3115	Titus	12.93%
TIMMONS, MARGARET B.	42-449-30546	Jul-59	24	*	O	NPRA	3115	Titus	1.25%
TIMMONS, MARGARET B.	42-449-30568	Jul-59	25		O	P	3115	Titus	16.87%
TIMMONS, MARGARET B.	42-449-30548	Jul-59	26	*	O	NPRA	3115	Titus	7.50%
TIMMONS, MARGARET B.	42-449-30549	Jul-59	28		O	P	3115	Titus	16.87%
TIMMONS, MARGARET B.	42-449-30547	Jul-59	29		O	P	3115	Titus	16.87%
TIMMONS, MARGARET B.	42-449-30567	Jul-59	30		O	NPRA	3115	Titus	1.56%
TIMMONS,MARGARET B.	42-449-30081	Aug-75	16		O	NPOH	5812	Titus	100.00%
TRIXLIZ WATERFLOOD UNIT	42-449-00683	Oct-70	4 U		O	NPOH	5459	Titus	100.00%
TRIXLIZ WATERFLOOD UNIT	42-449-80218	Oct-70	5 U		O	NPOH	5459	Titus	100.00%
TRIXLIZ WATERFLOOD UNIT	42-449-00685	Oct-70	6 U		O	P	5459	Titus	100.00%
TRIXLIZ WATERFLOOD UNIT	42-449-80220	Oct-70	101		O	NPOH	5459	Titus	100.00%
TRIXLIZ WATERFLOOD UNIT	42-449-00672	Oct-70	102 U		O	NPOH	5459	Titus	100.00%
WOODBINE C ZONE UNIT	42-449-00835	Jan-70	2		O	NPOH	5361	Titus	100.00%
WOODBINE C ZONE UNIT	42-449-00845	Jan-70	103W		O	NPOH	5361	Titus	100.00%
WOODBINE C ZONE UNIT	42-449-80210	Jan-70	105		O	NPOH	5361	Titus	100.00%
WOODBINE C ZONE UNIT	42-449-30364	Jan-70	121		O	NPOH	5361	Titus	100.00%
WOODBINE C ZONE UNIT	42-449-00832	Jan-70	402		O	NPOH	5361	Titus	100.00%
WOODBINE C ZONE UNIT	42-449-30019	Jan-70	403		O	NPOH	5361	Titus	100.00%
WOODBINE C ZONE UNIT	42-449-30342	Jan-70	502		O	NPOH	5361	Titus	100.00%

WOODBINE C ZONE UNIT	42-449-80213	Jan-70	1012	O	NPOH	5361	Titus	100.00%
WOODBINE C ZONE UNIT	42-449-00844	Jan-70	1012W	O	NPOH	5361	Titus	100.00%
WOODBINE C ZONE UNIT	42-449-30016	Jan-70	1014	O	NPOH	5361	Titus	100.00%
WOODBINE C ZONE UNIT	42-449-80214	Jan-70	1015	O	NPOH	5361	Titus	100.00%
WOODBINE C ZONE UNIT	42-449-30015	Jan-70	1016	O	NPRA	5361	Titus	100.00%
WOODBINE C ZONE UNIT	42-449-30024	Jan-70	1017	O	NPOH	5361	Titus	100.00%
WOODBINE C ZONE UNIT	42-449-30025	Jan-70	1018	O	NPOH	5361	Titus	100.00%
WOODBINE C ZONE UNIT	42-449-30038	Jan-70	1019	O	NPOH	5361	Titus	100.00%
WOODBINE C ZONE UNIT	42-449-80215	Jan-70	2010	O	NPOH	5361	Titus	100.00%

Market for Oil and Gas Production

The market for oil and gas production is regulated by both the state and Federal governments. The overall market is mature, and, with the exception of gas, all producers in a producing region will receive the same price. Purchasers or gatherers will typically purchase all crude oil offered for sale at posted field prices which are adjusted for quality difference from the “Benchmark”. Benchmark is the price of Saudi Arabian light crude oil employed as the standard on which OPEC price changes have been based. Oil pumped from wells is stored in tanks on site where the purchaser normally picks up the oil at the well site, but in some instances there may be deductions for transportation from the well head to the sales point. Either Energytec or the purchaser handles payment disbursements to both the working interest owners and the royalty interest owners.

Gas is gathered through connections between our gas wells and the pipeline transmission system. In many cases the pipeline is owned by a gas company or a transmission company, but in others, as is the case with our Redwater property, we own the gas pipeline in the field where our gas wells are located. The pipeline in the Redwater field connects to a larger system where the gas is purchased by a third party. Gas sales are by contract, and we have such a contract with the gas company that purchases most of the gas produced in the area where the Redwater field is located. Gas purchasers pay well operators 100 percent of the sale proceeds of gaseous hydrocarbons on or about the 25th of each month for the previous month’s sales. The operator is responsible for all distributions to the working interest and royalty owners. There is no standard price for gas and prices will fluctuate with the seasons and the general market conditions.

Many factors impact the prices that producers receive for their oil and gas products. In oil pricing, API gravity, chemical content (such as sulfur) and logistics will impact on the price an oil producer receives. The prices that appear in daily newspaper quotations for West Texas Intermediate, for example, will bear no relationship to the actual prices an oil producer may receive. Similarly, gas prices have many factors, including, among others, chemical composition (sulfur and other elements).

During the year ended December 31, 2005, the following customers accounted for greater than 10% of our oil and gas sales:

Black Hills Energy, Inc.	30%
Plains Marketing, L.P.	26%
Enbridge Pipeline, L.P.	22%
Berry Petroleum	11%

Energytec has no other relationship with any of these customers. This concentration is a matter of convenience for us rather than necessity since these customers are active buyers in the areas where our wells are located, and prices between potential customers vary little or not at all as prices are tied to the going market rate for the commodity. If Energytec lost one or more of its four largest customers, management believes Energytec could quickly replace the lost customers with other buyers paying comparable prices. Consequently, management does not believe the loss of one or more of Energytec’s major customers would have a material adverse effect on its business.

Energytec recognizes revenue from the sale of crude oil when the customer picks up the oil in our field and recognizes revenue from gas sales when it reaches the customer’s point of purchase in the gas transmission system. The amount we recognize for each well is based on the percentage of our net revenue interest in the well, and the remainder is allocated to other persons holding a net revenue interest.

Competition

The oil and gas industry is highly competitive. Our competitors and potential competitors include major oil companies and independent producers of varying sizes, all of which are engaged in the acquisition of producing properties and the exploration and development of prospects. Most of our competitors have greater financial, personnel and other resources than we do. Consequently, they have greater leverage to use in acquiring prospects, hiring personnel, and marketing oil and gas. Accordingly, a high degree of competition in these areas is expected to continue.

Governmental Regulation

General

The production and sale of oil and gas are subject to regulation by state, Federal, and local authorities. In most areas there are statutory provisions regulating the production of oil and natural gas under which administrative agencies may set allowable rates of production and promulgate rules in connection with the operation and production of such wells. They may also ascertain and determine the reasonable market demand of oil and gas, and adjust allowable rates with respect thereto

As discussed under “Recent Developments” in ITEM 1. BUSINESS, in December 2005 Energytec engaged an independent engineering firm to conduct a study of its reserves as of December 31, 2005. Pursuant to the reserve study it was determined that 23 wells were dually completed in non-permitted separately recognized reservoirs in the Talco/Trix-Liz Field without the proper permitting and spacing required by the RRC. Additionally, commingling of production from permitted and non-permitted reservoirs resulted in the inability to assign reserves to either the permitted or non-permitted reservoirs causing the reserves to be substantially understated as of December 31, 2005. Energytec is coordinating its efforts with the RRC to insure full compliance with all applicable rules and regulations of the RRC.

The sale of liquid hydrocarbons was subject to Federal regulation under the Energy Policy and Conservation Act of 1975, which amended various acts including the Emergency Petroleum Allocation Act of 1973. These regulations and controls included mandatory restrictions upon the prices at which most domestic crude oil and various petroleum products could be sold. All price controls and restrictions on the sale of crude oil at the wellhead have been withdrawn. It is possible, however, that such controls may be reimposed in the future. When, if ever, such re-imposition might occur and the effect thereof on us cannot be predicted.

The sale of certain categories of natural gas in interstate commerce is subject to regulation under the Natural Gas Act and the Natural Gas Policy Act of 1978 (“NGPA”). Under the NGPA, a comprehensive set of statutory ceiling prices applies to all first sales of natural gas unless the gas is specifically exempt from regulation (i.e., unless the gas is “deregulated”). Administration and enforcement of the NGPA ceiling prices are delegated to the Federal Energy Regulatory Commission (“FERC”). In June 1986, FERC issued Order No. 451, which, in general, is designed to provide a higher NGPA ceiling price for certain vintages of old gas. It is possible that we may in the future acquire significant amounts of natural gas subject to NGPA price regulations and/or FERC Order No. 451.

Our operations are subject to extensive and continually changing regulation because legislation affecting the oil and natural gas industry is under constant review for amendment and expansion. Many departments and agencies, both Federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual participants. The failure to comply with such rules and regulations can result in large penalties. The regulatory burden on this industry increases our cost of doing business and, therefore, affects our profitability. However, we do not believe that we are affected in a significantly different way by these regulations than our competitors are affected.

Transportation

There are no material permits or licenses required beyond those currently held by us or incident to our operations.

We can make sales of oil, natural gas and condensate at market prices which are not subject to price controls at this time. Condensates are liquid hydrocarbons recovered at the surface that result from condensation due to reduced pressure or temperature of petroleum hydrocarbons existing initially in a gaseous phase in the reservoir. The price that we receive from the sale of these products is affected by our ability to transport and the cost of transporting these products to market. Under applicable laws, FERC regulates the construction of natural gas pipeline facilities and the rates for transportation of these products in interstate commerce.

Effective as of January 1, 1995, FERC implemented regulations establishing an indexing system for transportation rates for oil. These regulations could increase the cost of transporting oil to the purchaser. We do not believe that these regulations will affect us any differently than other oil producers and marketers with which we compete.

Regulation of Drilling and Production

Our proposed drilling and production operations are subject to regulation under a wide range of state and Federal statutes, rules, orders and regulations. Among other matters, these statutes and regulations govern:

•	the amounts and types of substances and materials that may be released into the environment,

•	the discharge and disposition of waste materials,

•	the reclamation and abandonment of wells and facility sites, and

•	the remediation of contaminated sites,

In order to comply with these statutes and regulations, we are required to obtain permits for drilling operations, drilling bonds, and reports concerning operations. Texas and Wyoming laws contain provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells, and the regulation of the spacing, plugging, and abandonment of wells.

Environmental Regulations

Our operations are affected by the various state, local and Federal environmental laws and regulations, including the Oil Pollution Act of 1990, Federal Water Pollution Control Act, and Toxic Substances Control Act. The Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”) and comparable state statutes impose strict, joint and several liabilities on owners and operators of sites and on persons who disposed of or arranged for the disposal of “hazardous substances” found at such sites. It is not uncommon for the neighboring land owners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes govern the disposal of “solid waste” and “hazardous waste” and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of “hazardous substance,” state laws affecting our operations may impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as “non-hazardous,” such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

Generally, environmental laws and regulations govern the discharge of materials into the environment or the disposal of waste materials, or otherwise relate to the protection of the environment. In particular, the following activities are subject to stringent environmental regulations:

•	drilling,

•	development and production operations,

•	activities in connection with storage and transportation of oil and other liquid hydrocarbons, and

•	use of facilities for treating, processing or otherwise handling hydrocarbons and wastes.

Violations are subject to reporting requirements, civil penalties and criminal sanctions. As with the industry generally, compliance with existing regulations increases our overall cost of business. The increased costs cannot be easily determined. Such areas affected include:

•	unit production expenses primarily related to the control and limitation of air emissions and the disposal of produced water,

•	capital costs to drill exploration and development wells resulting from expenses primarily related to the management and disposal of drilling fluids and other oil and natural gas exploration wastes, and

•	capital costs to construct, maintain and upgrade equipment and facilities and remediate, plug, and abandon inactive well sites and pits.

Environmental regulations historically have been subject to frequent change by regulatory authorities. Therefore, we are unable to predict the ongoing cost of compliance with these laws and regulations or the future impact of such regulations on operations. However, we do not believe that changes to these regulations will have a significant negative effect on operations with the acquired assets.

A discharge of hydrocarbons or hazardous substances into the environment could subject us to substantial expense, including both the cost to comply with applicable regulations pertaining to the clean up of releases of hazardous substances into the environment and claims by neighboring landowners and other third parties for personal injury and property damage. We do not maintain insurance for protection against certain types of environmental liabilities.

New Technology Initiatives

The majority of Energytec’s wells are marginal oil wells, that is, wells that produce less than 10 barrels of oil per day. Accordingly, Energytec is active in a number of projects to review new techniques and technologies specifically applicable to these types of wells. Energytec is a member of the Stripper Well Consortium at Pennsylvania State University and supports the research of the Oklahoma Marginal Well Commission, the Interstate Oil and Gas Compact Commission and the National Stripper Well Association.

In March 2006 Energytec entered into a sales and distribution agreement with Silicon Chemistry Solutions, LLC, the owner of a proprietary surfactant used in enhanced oil recovery for marginal wells. From 2003 to 2006, Energytec has tested the chemical through use on several of its own wells, and through a research alliance with the Rocky Mountain Oilfield Testing Center (“RMOTC”) in Casper, Wyoming. RMOTC has a 10,000 acre operating oilfield with 1,200 well bores and 600 producing wells, in nine reservoirs ranging in depth from 400 feet to 8,000 feet. Production is both light crude and sour crude (high sulfur). There is also a large amount of associated water production.

The RMOTC tests have been published and have demonstrated the validity of the chemical on marginal wells. New projects underway will use the chemical in a designed water flood project, an under balanced horizontal well, and a tank bottom cleanout/remediation project.

Currently Energytec is designing projects to inject the chemical on 30 of its wells and to launch a marketing and distribution program in Texas. Energytec also has research projects underway at several universities to evaluate the chemical for application to other oil and gas projects including the Canadian tar sands and the treatment of produced water.

Energytec is reviewing a number of other evolving techniques and technologies including sulfur mitigation and elimination, plunger lifts, sonication and acoustic wave theory as it may impact heavy oil viscosity. Where possible, Energytec offers to use its wells as test wells and its equipment in exchange for cost sharing, price reduction and licensing or distribution rights.

Employees

Energytec presently has 11 full-time executive, operational, and clerical employees. In addition, we employ 85 full time production employees through Comanche Well Service Corporation to maintain, drill and rework our wells. None of our employees is a member of a labor organization or is covered by a collective bargaining agreement, and we consider our relations with our employees to be good. The current management has undertaken a review of the health, life, and workers’ compensation insurance and has provided for revised and improved health and life coverage for all of our employees. Proposals for workers compensation insurance are being reviewed and we intend to bind coverage under a policy during the third quarter of 2006.

Available Information

We are required to file with the Securities and Exchange Commission annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports of certain events on Form 8-K, and proxy and information statements disseminated to stockholders in connection with meetings of stockholders and other stockholder actions. The SEC maintains a web site at (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC. Copies of the reports, proxy statements, and other information may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We also make available on our Internet web site (www.newenergytec.com) our Code of Business Conduct and Ethics, Corporate Governance Guidelines, and Audit, Compensation and Nominating Committee Charters which have been approved by our Board of Directors. A copy of our Code of Business Conduct and Ethics is also available free of charge by writing us at: Chief Financial Officer, Energytec, Inc., 14785 Preston Road, Suite 550, Dallas, Texas 75254.

ITEM 1A. RISK FACTORS

The events and circumstances described above under “Recent Developments” in ITEM 1. BUSINESS have adversely affected Energytec’s results of operations and financial condition and will likely require Energytec to take a number of additional corrective actions that could have a substantial adverse affect on Energytec’s results of operations and financial condition in the future.

Mr. Cole’s mismanagement of Energytec’s operations, violations of state regulation of our oil and gas operations, and overpayment of working interest net revenues significantly impacted results of operations, cash flow, and working capital and prevented Energytec from taking advantage of its resources and opportunities to rework its wells, maintain and increase production, and further develop the business. Energytec will continue to incur costs and use resources that could otherwise be used to rework wells and increase production to correct these problems in 2006, and perhaps into 2007. Consequently, the problems that current and future management have inherited from Mr. Cole’s tenure in control of Energytec will continue to be a drag on the development of Energytec’s business in future periods.

The breach of the terms and covenants of the bank financing secured by our Redwater property resulting from Mr. Cole’s sale of Redwater working interests have placed that asset at risk because the lender could declare the loan in default and foreclose on the property at any time. The loss of the Redwater property would have a substantial adverse affect on Energytec’s results of operations and financial condition.

As a result of transactions, filings, and other matters that have transpired during Mr. Cole’s tenure in control, Energytec believes that it may have potential liability for rescission or damages to investors in the working interest programs and/or purchasers of Energytec common stock in private placements. This belief is based on the potential for claims that Energytec, through the actions of Mr. Cole and his assistant, violated the registration requirements of the Securities Act of 1933 and applicable state statutes and/or violated the anti-fraud provisions of Federal and state securities laws and common law fraud. Should these potential liabilities become actual, Energytec would be forced to substantially curtail operations and seek to liquidate assets to pay the liabilities, all of which would have a significant adverse affect on results of operations and financial condition, and could result in Energytec discontinuing its operations. Circumstances could arise where the liabilities and operational difficulties resulting from multiple lawsuits and regulatory actions would force Energytec to seek protection under the Federal Bankruptcy Code.

Energytec’s objective is to formulate a plan for addressing all of the potential private claims through an orderly and selective sale of assets and accumulation of cash flow from operations that it can use in stages to resolve the claims of private parties. There is no assurance Energytec will be successful in achieving this objective.

Our actual drilling results are likely to differ from our estimates of proved reserves, so our future results of operations will likely be different from what we estimate, which could cause volatility in the valuation of Energytec in the public stock market.

We may experience production that is less than estimated in our reserve reports and drilling costs that are greater than estimated in our reserve reports. Such differences may be material. Estimates of our oil and natural gas reserves and the costs associated with developing these reserves may not be accurate. Our estimates of proved reserves at December 31, 2005, include proved undeveloped reserves equal to 32.19 percent of the total proved reserves and proved developed non-producing reserves equal to 33.9 percent of the total. Development of our reserves may not occur as scheduled, and the actual results may not be as estimated. Drilling activity may result in downward adjustments in reserves or higher than estimated costs. Our estimates of our proved oil and natural gas reserves and the estimated future net revenues from such reserves are based upon engineering data obtained from a number of sources, the reliability of which can vary, and various assumptions pertaining to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes, and availability of funds. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering, and economic data for each reservoir. Therefore, these estimates are inherently imprecise and may be adjusted from period to period to reflect production history, results of development, prevailing oil and natural gas prices, and other factors, many of which are beyond our control. Variances in production from estimates and adjustments to future estimates, if significant, could create volatility in the valuation of Energytec in the public market.

Our properties include a substantial number of non-producing wells, and the costs of maintaining and bringing these existing wells back into production could increase our production costs and adversely affect our results of operations.

We have 187 producing wells and 348 non-producing wells, some of which we intend to work-over and try to bring back into production. Until we can work-over the non-producing wells, we will incur maintenance and repair costs to prevent degradation in the condition of the wells and comply with applicable regulatory requirements for maintaining the wells. Our costs incurred on non-producing wells during the year ended December 31, 2005, were $666,626, compared to $400,004 in 2004, and we expect our costs associated with non-producing wells will continue to be substantial until we complete our rework program, which we expect will take several years. These added maintenance and repair costs increase the amount of production costs attributable to our wells and adversely affect the operating results of our wells. Some of the non-producing wells may not be brought back onto production successfully. In this case, the Company will incur costs associated with plugging and abandoning non-productive wells.

Our properties may also be susceptible to hydrocarbon drainage from production by other operators on adjacent properties, which could diminish the recoverable hydrocarbons from our properties and future net revenues from our reserves.

The properties in which we hold an interest in Texas are located in areas where there has been production for a number of years on properties in close proximity to ours. A portion of this production may be from the same geologic reservoir or formation from which our production is gathered. Continued production and new drilling activity on properties close to our properties could diminish the quantity of hydrocarbons recoverable from our properties. This would adversely affect future net revenues.

Natural gas and oil prices are volatile, and low prices have had in the past, and could have in the future, a material adverse impact on our business and the value of your investment in Energytec.

Our revenues, profitability, and future growth and the carrying value of our properties depend substantially on the prices we will realize for our natural gas and oil production. Realized prices also affect the amount of cash flow available for capital expenditures and development of the oil and gas properties acquired. Oil and natural gas are commodities, and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand and other factors that will be beyond our control, such as, the domestic and foreign supply of oil and natural gas, weather conditions, domestic and foreign governmental regulations, political conditions in oil or natural gas producing regions, the ability of members of the Organization of Petroleum Exporting Countries to agree upon and maintain oil prices and production levels, and the price and availability of alternative fuels. While price volatility impacts the oil and gas industry in general, price drops caused by this volatility have a substantially greater impact on smaller independent oil and gas companies, including Energytec, because of more limited resources available to them to sustain themselves through such periods. A substantial or extended decline in oil and natural gas prices may materially and adversely affect Energytec’s future business, financial condition, and results of operations, liquidity and ability to finance planned capital expenditures.

Our insurance coverage may not be sufficient to cover some liabilities or losses we may incur, so a substantial liability or loss not covered by insurance would diminish the resources we have to pursue our business and adversely affect our results of operations and the value of Energytec.

The occurrence of a significant accident or other event not fully covered by insurance could have a material adverse effect on Energytec’s operations and financial condition. Insurance will not protect Energytec against all operational risks. It is not expected Energytec will carry business interruption insurance at levels that would provide enough funds to continue operating without access to other funds. For some risks, Energytec may not obtain insurance if it believes the cost of available insurance is excessive relative to the risks presented or the financial resources of Energytec. In addition, pollution and environmental risks generally are not fully insurable. A significant uninsured loss or liability could have a material adverse effect on the business and financial condition of Energytec and the value of your investment.

The oil and gas industry is highly competitive in all aspects, which will affect our future development.

Energytec will be competing with major oil and gas companies, numerous independent oil and gas producers, individual proprietors, and investment programs for oil and gas properties suitable for development and the financial and other resources required to pursue development. Many of these competitors possess financial and personnel resources substantially in excess of those available to us and may, therefore, be able to pay greater amounts for desirable leases and define, evaluate, bid for and purchase a greater number of potential producing prospects than our resources permit. These factors may adversely affect our future growth.

We may not be able to fund our planned capital expenditures.

We spend and will continue to spend a substantial amount of capital for acquisition, exploration, exploitation, development and production of oil and gas reserves. Our capital expenditures, including acquisitions but exclusive of estimated asset retirement costs, were $21,764,954 during 2005, $6,018,254 during 2004 and $3,163,500 during 2003. We have budgeted total capital expenditures in 2006, excluding property acquisitions and asset retirement costs to be approximately $7,800,000 million. If low oil and natural gas prices, operating difficulties or other factors, many of which are beyond our control cause our revenues and cash flows from operating activities to decrease or if we are unable to successfully bring additional wells back on to production according to our operating plan, we may be limited in our ability to fund the capital necessary to complete our capital expenditures program. Additionally, potential costs and liabilities that arise from any of the circumstances, transactions, or litigation described under “Recent Developments” in Item 1. Business, could have a significant adverse effect on the Company’s ability to fund capital expenditures. After utilizing our available resources, we may be forced to seek capital through sale of assets, debt or equity financings to fund such capital expenditures. We cannot assure you that additional debt or capital from outside sources will be available or cash flows provided by operations will be sufficient to meet these requirements.

Environmental matters and governmental regulations may have a substantial impact on our operations.

Energytec’s operations are subject to numerous Federal, state and local laws and regulations controlling the discharge of material into the environment or otherwise relating to the protection of the environment. Other than the environmental remediation expense recognized during the year ended December 31, 2005, totaling $2,885,242, such matters have not had a material effect on our operations to date, but future changes in such regulations or our operations could result in environmental control obligations for Energytec that could have any material effect on capital expenditures, earnings, or competitive position.

The production and sale of crude oil and natural gas are currently subject to extensive regulations of both Federal and state authorities. At the Federal level, there are price regulations, windfall profit taxes, and income tax laws. At the state level, there are severance taxes, ad valorem taxes, proration of production, spacing of wells, and permits to drill and produce oil and gas.

We depend on our management to perform the difficult task of correcting the problems and dealing with the issues that confront Energytec, and the loss of the services of any of our management team would have a substantial adverse impact on our ability to achieve our objectives and substantial risk exists that under the present circumstances Energytec could not find replacements for the current management.

The Company relies on Don Lambert, interim Chief Executive Officer, and Dorothea Krempein, interim Chief Financial Officer, to perform all of the executive management and accounting supervisory functions required to keep Energytec in operation. Both the interim CEO and interim CFO have no employment contract, no material equity interest in Energytec, and no severance benefits arrangement. They have undertaken to serve at the pleasure of the Board of Directors through the next meeting of stockholders at which directors are elected. Mr. Lambert and Ms. Krempein have undertaken a difficult job under extremely difficult circumstances. As a result of the circumstances, transactions, and litigation described under “Recent Developments” in ITEM 1. BUSINESS, Energytec believes it would be difficult, if not impossible, to recruit and retain equally competent executives without offering compensation packages that are beyond the current means of Energytec. Should any of Energytec’s interim executive officers elect to leave now, or even at the time of the next election of directors, then Energytec may find it extremely difficult to replace them and could experience, during any period Energytec lacks executive management, delays in operational decisions, difficulty in retaining other officers and managers, and related issues.

We rely on the Board of Directors to be active in performing functions critical to correcting past problems and achieving stability to the benefit of our stockholders, and the ability of the Board of Directors to do this is disrupted by Frank W Cole continuing to serve as a director.

Energytec relies on its Board of Directors for management oversight, strategic planning and implementation, financial overview, and other functions pertaining to corporate governance. Energytec has four directors, one of whom is Frank W Cole. Mr. Cole was an executive officer of Energytec and was removed from office based on a determination by the remaining directors, that Mr. Cole breached his duties to Energytec and its stockholders, committed fraud and engaged in other unlawful activity in the name of and to the detriment of Energytec, and participated in the misappropriation or mismanagement of Energytec assets. As described under “Recent Developments” in ITEM 1. BUSINESS, Energytec has filed suit against Mr. Cole alleging these claims, and Mr. Cole subsequently filed a lawsuit against Energytec and its management alleging breach of fiduciary duty and other claims. Notwithstanding these developments, Mr. Cole has not resigned from the Board of Directors of Energytec. The other directors do not have the authority to remove him. Even though the remaining directors do not intend to nominate Mr. Cole for re-election at the next meeting of stockholders, he continues in office until his successor is elected. These circumstances have led to an acrimonious and antagonistic environment. Mr. Cole is an adversary of Energytec and his participation in any aspect of management of Energytec is a gross conflict of interest. The various committees of the Board are still functioning (audit, compensation, nominating and finance) since Mr. Cole is not a member of any of those committees. But the decision of Mr. Cole to remain on the Board, and thereby potentially disrupt the functions of the Board of Directors to the detriment of Energytec and its stockholders, impedes the effort of management to move Energytec forward in resolving its potential legal, regulatory, and operational difficulties, and recruiting potential executives and directors to serve Energytec in the future.

ITEM 2. PROPERTIES

Oil and Gas Properties

Our various oil and gas properties are described below. The following table presents the average monthly oil and gas production rates based upon Energytec’s net interest in each of these properties:

Field	Oil (Bbl)	Gas (Mcf)
Como Field	3,408.15	—
Talco/ Trix-Liz Field	425.89	—
Sulphur Bluff Field	231.53	—
Redwater Field	412.46	5,373.28
Hutt Field	222.98	—
Luling Field	49.44	—
Milam Field	76.94	—
Kilgore Field	496.76	16.49

Como Field. The Como Field is located in Hopkins and Wood counties near the town of Quitman, Texas, about 160 miles northeast of Dallas, Texas on 1,350 lease acres. The wells produce from the Eagleford and Sub-Clarksville sands at depths ranging from 4,000 to 4,200 feet. At present, 32 of the wells are on production. Energytec believes approximately 18 of the remaining wells can be reworked with the remaining 11 wells to be evaluated. Our ownership interest, including undeveloped acreage and non-producing wells in the Como field averages 75% across the field.

Talco/ Trix-Liz Field. The Talco and Trix-Liz Fields are located in Titus County, Texas, near the town of Talco, about 135 miles northeast of Dallas on 2,252 lease acres. The wells in this field produce from the Woodbine Sands at depths ranging from 3,200 to 3,900 feet and from the Paluxy Sands at a depth of about 4,300 feet. Both the Woodbine Sands and Paluxy Sands are characterized by active water drives and reservoirs. The wells in this field are older wells that were shut down and most of the well equipment removed when the price of oil declined to less than $8.00 per barrel in the mid 1990s. At present 24 of the wells in this field are back in production, six are injection wells, and 15 are plugged. Energytec believes approximately 50 of the remaining wells can be reworked successfully and the remaining 64 wells will continue to be evaluated. In addition to existing wells, we implemented an infill drilling program. We drilled 19 development wells during the year ended December 31, 2005. Our ownership interest, including undeveloped acreage and non-producing wells in the Talco/ Trix-Liz field averages approximately 50% across the field.

Sulphur Bluff Field. The Sulphur Bluff Field is located in Hopkins County, Texas, three miles south of the town of Sulphur Bluff and approximately half way between Dallas and Texarkana. Energytec owns the majority (878 lease acres or approximately 80 percent) of this Field, which was discovered in 1925. The 28 wells in this field produce from the Paluxy formation, which is an active water driven reservoir. Eleven wells are currently producing. Five are injection wells, and the remaining wells are under evaluation for production capability in the future. Our ownership interest, including undeveloped acreage and non-producing wells in the Sulphur Bluff field wells averages 70% across the field. One development well was drilled and completed during the year ended December 31, 2005.

Redwater Properties. The Redwater properties consist of mineral leases covering 3,778 acres in Bowie, Cass, and Rains counties in northeast Texas approximately 20 miles from Texarkana and 140 miles northeast of Dallas. There are a total of 12 wells with eight currently in production and four being evaluated for production. Most of the production is gas production with high sulfur content from the Smackover formation. There are four wells producing, primarily oil, with some associated gas production. Our ownership interest, including undeveloped acreage and non-producing wells in the Redwater properties averages 50% across the field.

During the year ended December 31, 2005, the Company acquired an additional 2,500 acres in close proximity to our existing leases. The Company has identified four potential locations and began preparations at two locations for future development. The Company is unsure if it will be able to commence exploratory wells in the near term and alternative methods to develop these locations are being evaluated.

Hutt Field Property. Energytec holds working interests, averaging 15% across the field, in 13 oil wells and two water injection wells in Atascosa and McMullen Counties, Texas. These wells are located on 1053 acres, 17 miles south of the town of Jourdanton and about 65 miles southwest of San Antonio. Nine of the wells are producing and four are being evaluated for production. These wells produce from the Wilcox Formation at a depth of about 5,400 feet. An active water drive that forces oil to migrate and reservoirs where the oil accumulates are characteristics of this type of formation.

Kilgore Field. Energytec leases approximately 14 acres near Kilgore, Texas, for use as a central office for the leases and operations in the East Texas Field. Energytec has an office building, a shop facility and a storage yard for its equipment and supplies. The annual rental for this facility is approximately $10,000 plus utilities. The rentals are paid one year in advance and renewed year to year. We have 170 wells on 1,437 lease acres, of which 80 are producing in the East Texas Field. Energytec holds working interests averaging 50% across the field.

Oil production is from the Woodbine formation at about 3,500 feet in depth. The Woodbine is a sandstone with an active water drive. While many wells in the East Texas Field have ceased production due to water encroachment, we have studied the movement of the water in the field and have concluded that its wells are in the eastern portion of the field and will be among the very last wells that will be subject to this encroachment. The Bureau of Economic Geology at the University of Texas has estimated that over 660 million barrels of oil remain in the field and can be subjected to recovery by the use of new technologies and operations now available in the industry.

Milam Field. Energytec owns a two acre tract in the town of Rockdale, Texas which is approximately 60 miles northeast of Austin. On this tract, Energytec has a shop facility and a storage yard for its equipment, and there is also a producing well on the same tract. This location provides support services for our operations in Milam County and Burleson County. Energytec owns leases containing 34 wells, of which 8 are producing, on 622 lease acres, and holds working interests averaging 50% across the field. The wells produce from the Olmos formation, a prolific formation throughout Central and South Texas. We believe significant amounts of oil remain in place that can be recovered through the use of modern drilling practices and recently developed recovery methods.

Luling Field. Energytec rents a 4 acre tract in Luling, Texas which is approximately 60 miles east of San Antonio. The tract has a shop facility and a storage yard. This facility provides support for Energytec’s leases in Caldwell and Guadalupe Counties. A total of 91 wells, of which 15 are producing, are located on 469 lease acres. These wells were drilled in the Austin Chalk where the majority of the estimated original oil in place still remains. Energytec believes significant recovery operations exist based on new drilling techniques and enhanced recovery methods. We are currently evaluating new technologies, which the Company is developing in order to increase production in this field. Energytec holds working interests averaging 80% across the field.

Big Horn Field. Energytec owns a 44% working interest in approximately 48,427 acres in Big Horn County, Wyoming, in the Big Horn Basin. The Company operates the project and drilled, completed and tested two wells for cold production in the Phosphoria limestone near the town of Greybull. Both wells were also subjected to a cyclic steam injection test through the mechanism of a huff and puff project. No commercial production was established.

In March 2006 the Company undertook a series of reviews of the Thermal Recovery Project, both internal and external, involving new third party consultants and existing Company personnel and consultants. Using the DOE study as a guide, the area containing oil in place was divided into zones, each with a different combination of area, porosity, oil saturation and reservoir thickness. As a result, the Company has prepared a new analysis of oil in place, recoverability factors, and thermal recovery applications, together with new maps and a substantially revised due diligence file.

In June 2006 the Company commenced a new effort to sell the Project outright or, failing an outright sale, to seek a joint venture partner with the capital and technical support capabilities to demonstrate the feasibility of recovery of the oil in place through thermal recovery techniques. All of the Company’s material is considered proprietary and valuable for use by any interested parties. Pending a sale or joint venture, the Company plans no major operations on the Project for the balance of 2006.

Most of the leases are Federal leases with the Bureau of Land Management. Lease expirations range from July 2008 to 2011. The Company has a range of options it is considering for the expirations in 2008 should no sale or joint venture be consummated by late 2006.

The Company is also actively considering a number of new techniques and technologies applicable to heavy oil operations and recovery, including a proprietary surfactant treatment, acoustic wave treatment and steam flooding. Some of these are being evaluated in conjunction with RMOTC and various universities where the Company has on-going research activities regarding this Project.

Redwater Gas Pipeline. The Redwater pipeline is approximately 63 miles of transmission gas lines with associated compressors, treatment facilities, and isolation stations. Fifty miles of the line is six-inch and the balance is four-inch. The terminus of the line is into a processing plant owned by Enbridge Pipelines Texas. There is also a tract of approximately 10 acres used by Energytec for field operations, as well as storage, warehousing, and repair facilities. At the present time the pipeline is gathering and delivering gas only from Energytec wells in the area. It has the capacity, however, to gather and deliver gas from other wells and in the future, Energytec may evaluate the potential for developing the pipeline as a gathering system for wells owned by others in the areas.

Oil and Gas Ownership and Net Interest Amounts

The following table sets forth the oil and gas produced from the net interest in producing properties owned by Energytec for the 12-month periods ended December 31, 2005, 2004, and 2003.

	Year Ended December 31
	2005	2004	2003
Oil Sales, Barrels	37,935	24,615	23,828
Gas Sales, MCF	64,767	103,052	94,397
Average Sales Price ($/Bbl)	$49.38	$38.13	$24.39
Average Sales Price ($/Mcf)	$4.12	$4.11	$2.74
Producing Costs ($/Bbl)	$13.51	$15.49	$13.19

For the year ended December 31, 2003, Enbridge Pipeline, L.P. and Berry Petroleum accounted for 74% and 18%, respectively, of the Company’s oil and gas sales, respectively. For the year ended December 31, 2004, Enbridge Pipeline, L.P., Berry Petroleum, Flint Hills Resources, L.P., and Plains Marketing, L.P. accounted for 42%, 25%, 12% and 12%, respectively, of the Company’s oil and gas sales, respectively. For the year ended December 31, 2005, Black Hills Energy, Inc., Plains Marketing, L.P., Enbridge Pipeline, L.P., and Berry Petroleum accounted for 30%, 26%, 22%, and 11% of the Company’s oil and gas sales, respectively.

The following tables show Energytec’s ownership in producing, non-producing, development, and exploratory wells at December 31, 2005. Energytec did not hold an ownership interest in any development or exploratory wells at December 31, 2003. During the three-year period ended December 31, 2005, Energytec did not drill any dry or non-productive development or exploratory wells. A dry well is an exploratory or a development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

	Energytec’s Ownership in Wells at December 31, 2005
	Producing				Non-Producing
	Oil		Gas		Oil		Gas
Location	Gross (1)	Net (2)	Gross (1)	Net (2)	Gross (1)	Net (2)	Gross (1)	Net (2)
Como Field	32	32	—	—	29	29	—	—
Talco/Trix-Liz Field	24	12	—	—	100	50	—	—
Sulphur Bluff Field	11	8	—	—	17	12	—	—
Redwater Properties	5	3	3	2	—	—	4	2
Hutt Field Properties	9	1	—	—	4	1	—	—
Milam Field	8	4	—	—	26	13	—	—
Luling Field	15	12	—	—	76	61	—	—
Kilgore Field	80	40	—	—	90	45	—	—
Big Horn Field	—	—	—	—	2	1	—	—

Total	184	112	3	2	344	214	4	2

Location	2005
	Development Wells		Exploratory Wells
	Gross (1)	Net (2)	Gross (1)	Net (2)
Como Field	—	—	—	—
Talco/Trix-Liz Field	19	4	—	—
Sulphur Bluff Field	1	—	—	—
Redwater Properties	—	—	—	—
Hutt Field Properties	—	—	—	—
Milam Field	—	—	—	—
Luling Field	—	—	—	—
Kilgore Field	—	—	—	—
Big Horn Field	—	—	—	—

Total	20	4	—	—

Location	2004
	Development Wells		Exploratory Wells
	Gross (1)	Net (2)	Gross (1)	Net (2)
Talco/Trix-Liz Field	27	5	—	—
Sulphur Bluff Field	—	—	—	—
Redwater Properties	—	—	—	—
Hutt Field Properties	—	—	—	—
Milam Field	—	—	—	—
Luling Field	—	—	—	—
Kilgore Field	—	—	—	—
Big Horn Field	—	—	—	—

Total	27	5	—	—

(1)	Gross wells are the total number of wells in which Energytec owns a working interest.
(2)	“Net wells” is computed by multiplying the number of gross wells by Energytec’s working interest in the gross wells.

The following table shows the gross and net developed and undeveloped acreage held by Energytec at December 31, 2005. Net acres are gross acres adjusted by the percentage of interest in the property.

	Acreage Held by Energytec at December 31, 2005
	Developed Acres		Undeveloped Acres
Location	Gross	Net	Gross	Net
Como Field	1,350	999	—	—
Talco/Trix-Liz Field	2,252	1,126
Sulphur Bluff Field	878	615	—	—
Redwater Properties	3,778	1,889	2,500	875
Hutt Field Properties	1,053	158	—	—
Milam Field	622	311	—	—
Luling Field	469	422	—	—
Kilgore Field	1,437	718	—	—
Big Horn Field	—	—	48,427	21,308

Total	11,539	6,349	50,927	22,183

Oil and Gas Estimates and Producing Activity

The following table sets forth information as to the net proved and proved developed reserves as of December 31, 2005. “Proved reserves” are estimated quantities of crude oil, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. “Proved developed reserves” are those reserves that are expected to be recovered through existing wells with existing equipment and operating methods. “Proved undeveloped reserves” are those reserves that are expected to be recovered from new wells on un-drilled acreage or from existing wells where a relatively major expenditure is required for re-completion.

The following table also shows present value of the reserves as of December 31, 2005, (based on an annual discount rate of 10 percent) of the estimated future net revenues from the production and sales of the reserves. The future prices received on sales of production from the properties may be higher or lower than the prices used in calculating the estimates of future net revenues, and the operating costs and other costs relating to such production may also increase or decrease from existing levels.

December 31, 2005
Total Proved Reserves:
Oil, condensate and natural gas liquids (Bbls)	1,111,239
Natural gas (Mcf)	1,942,002
Total Proved Developed Reserves:
Oil, condensate and natural gas liquids (Bbls)	859,377
Natural gas (Mcf)	575,798

December 31, 2005
Future cash flows	$72,027,723
Future production costs	29,947,565
Future development costs	95,000
Future asset retirement costs	4,165,000
Future income tax expense	13,237,055

Future net cash flows	24,583,103
10% annual discount	5,881,887

Standardized measure of discounted future net cash flows related to proved oil and gas reserves	$18,701,216

Future net cash flows were computed using year-end prices and year-end quantities of proved reserves. Future price changes were not considered. Estimated future development and production costs are determined by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions. Estimated future income tax expense is calculated by applying year-end statutory tax rates (adjusted for permanent differences and tax credits) to estimated future pretax net cash flows related to proved oil and gas reserves, less the tax basis of the properties involved.

These estimates are furnished and calculated in accordance with requirements of the Financial Accounting Standards Board and the Securities and Exchange Commission. Actual results may vary substantially. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and the timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth herein only represents estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment and the existence of development plans. Results of drilling, testing and production subsequent to the date of an estimate may justify a revision of such estimate. Accordingly, reserve estimates are generally different from the quantities of oil and gas that are ultimately produced. Further, the estimated future net revenues from proved reserves and the present value thereof are based upon certain assumptions, including geological success, prices, future production levels, operating costs, development costs and income taxes that may not prove to be correct. Predictions about prices and future production levels are subject to great uncertainty, and the meaningfulness of these estimates depends on the accuracy of the assumptions upon which they are based

Reserve estimates are presented in the Supplementary Information Regarding Oil and Gas Production Activities accompanying the financial statements included herein. Reserve estimates for 2005, were prepared by an independent engineering firm. Reserve estimates for 2004 were generated internally by Energytec. Reserve estimates for December 31, 2003, are based on information generated internally by Energytec and, in part, on a report prepared by an independent consultant engaged in the business of preparing reports on oil and gas properties.

Title to Properties

As is customary in the oil and gas industry, Energytec makes only a cursory review of titles to undeveloped oil and gas leases at the time they are acquired. These cursory title reviews, while consistent with industry practices, are necessarily incomplete. Energytec believes it is not economically feasible to review in depth every individual property acquired. In the case of producing property acquisitions, inspections may not always be performed on every well, and environmental problems such as ground water contamination are not necessarily observable even when an inspection is undertaken. Energytec believes it has good title to its oil and gas properties, some of which may be burdened by immaterial encumbrances, easements and restrictions. The oil and gas properties are also typically subject to royalty and similar non-cost bearing interests customary to the industry. These encumbrances or burdens are not believed to materially affect ownership or the use of the properties.

Nevertheless, there is always a risk that title to the properties may be defective, and, as a result, we could loose our right to explore on them. As is customary in the oil and gas industry, we will continue to rely on preliminary title investigation done at the time we acquire an interest in a property. If the title to the prospects should prove to be defective, we could lose the costs of acquisition, or incur substantial costs for curative title work.

Redwater Pipeline

Energytec owns a tract of approximately 10 acres in Redwater, Texas, which is located 20 miles southeast of Texarkana. We maintain an office building, shop facility and storage yard at the site. This location provides support services to the 13 wells and the 63 mile pipeline acquired in December 2002. Approximately 50 miles of the line is 6 inch and the balance is 4 inch, all of which currently transports gas for the benefit of Energytec. Eight of the wells are producing, and 4 of the wells are shut-in awaiting remedial or other work. One well was plugged subsequent to December 31, 2005.

All of the wells contain various levels of hydrogen sulfide, and we maintain safety measures for the benefit of the employees and the surrounding communities. Energytec owns equipment enabling the quick repair of leaks and allowing for on-going preventive maintenance by the staff.

The wells produce from the Smackover formation at depths of 9,000 feet and greater. While the wells largely produce natural gas, some of the wells have associated condensate in their production.

The gas is sold pursuant to an agreement with a major purchaser in the area. The original agreement ran from August 1999 to August 2004, subject to successive one-year renewal terms. During 2005, Energytec and the purchaser negotiated a new three year contract which expires October 31, 2008.

Comanche Facility

Energytec owns approximately 55 acres a few miles east of the town of Talco in Titus County, Texas. Energytec maintains its field offices at this site, which serves as the headquarters for operations in the Talco and Trix-Liz Field as well as the Sulphur Bluff Field. There are two large buildings located on the five acres closest to Highway 71. One building houses offices and the other a shop facility. The shop facility has machining, welding and fabrication equipment and services not only the needs of the Fields named but also supports services needs for the Kilgore area and Redwater, if necessary. The location also houses our inventory of pipe, parts and miscellaneous equipment. We build, re-construct, or repair almost all of our own equipment, including trailers, well service units, drilling rigs and supporting equipment such as water trucks.

Offices

Energytec leases office space from an executive office lessor at 14785 Preston Road, Suite 550, Dallas, Texas 75254. This executive office arrangement includes twelve executive offices, the use of two conference rooms, telephone answering and reception services, photo copy services, word processing and secretarial services, and mail and delivery services, all at fixed fees in place until August 2006. Energytec pays approximately $11,000 per month for the bundled office space and services.

ITEM 3. LEGAL PROCEEDINGS

Please refer to the discussion under “Recent Developments” in Item 1- Business, which is incorporated herein by this reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrants Common Equity and Stockholder Matters

Energytec’s common stock trades in the over-the-counter market and quotations for the common stock are listed in the “Pink Sheets” published by the National Quotation Bureau under the symbol “EYTC”. The following table sets forth, for the respective periods indicated, the prices of Energytec’s common stock in the over-the-counter market, as reported and summarized by the National Quotation Bureau. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter Ended	High Bid ($)	Low Bid ($)
March 31, 2004	2.48	0.69
June 30, 2004	3.00	2.10
September 30, 2004	2.50	2.14
December 31, 2004	2.93	1.84

March 31, 2005	3.53	2.18
June 30, 2005	3.51	2.66
September 30, 2005	4.03	3.00
December 31, 2005	3.90	2.40

March 31, 2006	2.86	0.37

On September 15, 2004, Energytec declared a six percent stock dividend paid on November 15, 2004 to holders of record as of November 1, 2004. On October 7, 2005, Energytec declared a seven percent stock dividend paid on October 31, 2005, to holders of record as of October 21, 2005.

On July 17, 2006, there were approximately 760 holders of record of our common stock. At December 31, 2005, Energytec had 69,648,406 shares of its common stock issued and outstanding. Subsequent to December 31, 2005, Energytec issued 75,000 shares of its common stock to an employee for services rendered.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (ex- cluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	0
Equity compensation plans not approved by security holders (1)	—	—	146,666

Total	—	—	146,666

(1)	Pursuant to a plan adopted in March 2005, Energytec issued restricted stock awards denominated in its common stock. These shares were issued to various employees and to Mr. Cole and Mr. Lambert. The number of shares issued to both Mr. Cole and Mr. Lambert was 200,000. The restricted stock is entitled to participate in any Energytec distribution to its stockholders. The restricted stock will vest in equal annual portions in January 2006, 2007, and 2008. Vesting of each annual installment is conditioned on continued employment. The restricted stock will also vest immediately upon death or disability of the holder or the sale of greater than sixty percent of Energytec’s assets (excluding the Wyoming assets).

ITEM 6. SELECTED FINANCIAL DATA

Selected Financial Data

The following tables set forth selected financial data for each of the years in the five-year period ended December 31, 2005. The consolidated statement of operations data and balance sheet data are derived from the audited Consolidated Financial Statements of Energytec. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this registration statement.

Consolidated Statement of Operations Data:

	Year Ended December 31,
	2005	2004	2003	2002	2001
Net revenues (1)	$15,643,042	$14,313,410	$5,304,109	$2,407,934	$774,354
Gross profit (loss) (2)	$103,331	$653,853	$386,308	$59,178	$276,137
Net income (loss)	$(403,574)	$5,304,028	$1,800,078	$921,519	$59,182
Net income (loss) per share:
Basic	$(0.01)	$.09	$.03	$.02	$.002
Diluted	$(0.01)	$.09	$.03	$.02	$.002

(1)	Net revenues include gain on sale of working interests and gain on sale of drilling program. Prior year balances have been reclassified to conform with the presentation for the year ended December 31, 2005.
(2)	The gross profit (loss) includes oil and gas revenue, well service revenue, gas sales, and drilling revenue net of oil and gas lease operating expenses, well service expenses, gas purchases, drilling expenses.

Consolidated Balance Sheet Data:

	December 31,
	2005	2004	2003	2002	2001
Total assets	$51,684,742	$28,610,040	$12,677,619	$7,732,783	$2,983,658
Long-term obligations net of current maturities and asset retirement obligation	$2,401,289	$2,334,581	$2,477,744	$2,102,749	$229,502
Cash dividends per common share	$0	$0	$0	$0	$0

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our financial position and results of operations for each of the years required for the period ended December 31, 2005. You should refer to “Recent Developments” in ITEM 1. BUSINESS and ITEM 2. PROPERTIES in conjunction with the following discussion as well as our financial statements and notes thereto at ITEM 8.

Significant Events and Impact of Recent Developments

Described under “Recent Developments” in ITEM 1. BUSINESS are the following:

•	The discovery of what we believe to be wrong-doing by Frank W Cole, the former controlling executive officer of Energytec, perpetrated in the name and to the detriment of Energytec and its stockholders,

•	Participation of unlicensed brokers, Mr. Cole’s personal assistant, and others in Mr. Cole’s alleged improper and illegal activities,

•	Failure by Mr. Cole to act responsibly with respect to Energytec’s compliance with Texas Railroad Commission (“RRC”) regulations,

•	Mr. Cole’s alleged negligence and misconduct in connection with the preparation of reserve information for 2004 and 2003,

•	Litigation that has been instigated as a result of these circumstances and events, and

•	The potential for additional claims and legal proceedings in the future.

As a result of these circumstances, Energytec has updated and adjusted the reserve report for the years ended December 31, 2004 and 2003, to remove reserves associated with the wells that were without the proper permitting and spacing required by the RRC; to assign reserves in the Talco/Trix-Liz Field and Sulphur Bluff Field that are supported by actual production; and to assign the correct ownership percentages to the Company’s oil and gas wells.

The adjustment to the reserve report for the year ended December 31, 2003, resulted in a reduction in the proved developed and undeveloped reserves in the amount of 1,294,441 barrels of oil.

Upon evaluation of the impairment valuation for the year ended December 31, 2003, no charge to impairment was necessary as a result of the reduction in the proved developed and undeveloped reserves because the revised estimated value exceeded the book value at current market conditions.

The adjustment to the reserve report for the year ended December 31, 2004, resulted in a reduction in the proved developed and undeveloped reserves in the amount of 1,178,930 barrels of oil.

Upon evaluation of the impairment valuation for the year ended December 31, 2004, no charge to impairment was necessary as a result of the reduction in the proved developed and undeveloped reserves since Energytec can secure the necessary permits associated with the 23 dually completed wells and resolve the spacing requirements, thereby bringing these wells into compliance with the rules of the RRC as discussed below, further resulting in the ability to assign reserves to the affected reservoirs. Although Energytec cannot classify the 23 dually completed wells as proved reserves, there is sufficient production history from the legally permitted zones to reasonably estimate that the remaining value of these reserves exceeds the net book value.

Additionally, Energytec has revised its financial statement disclosures to fully disclose the impact of the mismanagement and misappropriation discovered in the legal and accounting investigations as well as the recognition of the payments of commissions.

Regulatory problems with the RRC in 2005 significantly and adversely impacted production and results of operations. In addition, Energytec has incurred otherwise unneeded costs and will continue to incur such costs as it rectifies the regulatory problems and attempts to bring its properties back into compliance and onto production.

As a result of the regulatory problems in 2005 and the improper reserve estimates in 2004 and 2003, our reserves required substantial revisions, and Energytec has expended considerable expense, time and effort correcting the various reports.

The litigation Energytec is pursuing and will pursue, as well as the potential for claims against Energytec brought by public agencies or private parties in the future, could result in substantial expense to Energytec and liability for rescission or legal damages.

Any one or more of the foregoing factors or circumstances could have unpredictable impacts on the financial condition, results of operations, and cash flows of Energytec during 2006 and 2007. Any discussion of Energytec’s results of operations and financial condition in prior periods may not be meaningful in predicting future performance since any of the identified contingencies could adversely impact such performance in ways that cannot be reasonably determined at this time. Furthermore, the foregoing facts and circumstances have had a material adverse effect on our cash flow in 2006 because of the loss of revenue from the 23 wells severed by the RRC in 2005, the costs incurred to address the regulatory issues with the RRC, depletion of our working capital as a result of Mr. Cole’s practice of making excessive payments to holders of working interests, and the professional and other service fees incurred to investigate and review our reserve information and the alleged misconduct of Frank W Cole. These circumstances and the potential liability to Energytec in the future for rescission or damages raise substantial doubt about the ability of Energytec to continue as a going concern.

We believe approximately $15,000,000 of capital will be required through the remainder of 2006 to fund capital expenditures for developing our wells, paying vendors, and covering costs arising from regulatory problems and litigation. Capital to meet these costs is expected to be derived from operations, sale of surplus equipment, joint venture and partner financing, and debt lending or mezzanine finance in support of drilling opportunities. The Company has identified surplus equipment and potential unproductive properties that it intends to try to sell to meet a portion of the cash requirements. Alternatively, the operational plans as described below may be adjusted if sufficient capital is not available. With respect to potential private claims, Energytec’s objective is to formulate a plan for addressing all of the claims through an orderly and selective sale of assets and accumulation of cash flow from operations that it can use in stages, beginning in the first quarter of 2007, to resolve the claims of private parties. There is no assurance Energytec will be successful in obtaining capital when needed to meet its operating needs and satisfy any contingent liabilities that may become actual in the future.

Executive Overview

Energytec engages in oil and gas producing activities through the acquisition of oil and gas properties that have previously been the object of exploration or producing activity but which are no longer producing or operating due to abandonment or neglect. Management believes many such properties have remaining recoverable hydrocarbons that can be developed successfully and profitably, but these properties require conventional and non-conventional improvement methods and production enhancement techniques to achieve successful results.

Our working interests are spread over 62,466 acres of oil and gas leases in Texas and Wyoming that now include 187 gross producing wells and 348 gross non-producing wells. The non-producing wells will require workovers or recompletion in order to bring them back into production, and in the future we may elect to abandon a number of these wells. Workover projects could involve joint ventures, farm-outs or other partnering arrangements. Reworking a well (or otherwise know as “workover”) includes but is not limited to the repair, replacement and maintenance of casing, tubing, pumps or well heads; cleaning out a well-bore to improve flow; fracture and/or acid stimulation of an existing producing zone; or additional perforations to new zones. Workovers may include any and all of these items and are typically designed to bring non-producing wells back on line or to increase the production in currently active wells. We also plan to continue analyzing oil and gas opportunities on the leases we own that are below the existing producing or formerly producing horizons.

We also own a gas pipeline of approximately 63 miles in Texas, which contributed $134,046 of net revenue during the year ended December 31, 2005 and $181,386 and $75,241 for the years ended December 31, 2004 and 2003, respectively

Energytec also owns a well service business operated through its subsidiary, Comanche Well Service Corporation (CWS). CWS became the operator of all the properties owned by Energytec on April 1, 2006, by posting a cash bond of $250,000 with the Texas Railroad Commission. CWS bills Energytec for the well service operations performed, including routine maintenance, workovers, drilling, and any other necessary operational services. The portion of these costs associated with working interests owned by third parties is billed to those working interest owners through a joint interest billing statement in accordance with their relative percentage of ownership.

On April 22, 2006, the Company formed two new wholly owned subsidiaries, Comanche Rig Services Corporation (CRS) and Comanche Supply Corporation (CSC). The primary function of Comanche Rig Services Corporation is to provide contract drilling services to third parties through the utilization of the drilling rigs owned by Comanche Well Service Corporation. Comanche Supply Corporation was established for the sale and distribution of enhanced oil recovery chemicals and materials related to well operation services. CRS has not engaged in any transactions to date, but is currently negotiating a drilling contract to begin in the third quarter of 2006. CSC began activity in May of 2006.

We average approximately 5,300 barrels of oil production per month (net to the Company’s interest). We believe this can be significantly increased, especially in areas where we have a higher net working interest. We also believe we can reduce our 2004-2005 operating costs to a level more in line with our industry peer group.

Operating Plan for July 1, 2006 through December 31, 2006

Our plan focuses on the five Texas Districts: Kilgore, Quitman, Redwater, Talco (including Sulphur Bluff), and South Texas. Table A provides immediate well counts and estimated gross daily production along with operational and capital expenditures for the third and fourth quarters of 2006 for each district. All projections of operational and capital expenditures also apply to gross ownership. To the extent that capital is not available to facilitate or accomplish this operating plan, the plan will automatically roll over to 2007. Capital is expected to be derived from operations, sale of surplus equipment, joint venture and partner financing, and debt lending or mezzanine finance in support of drilling opportunities. Conversely, if capital is not available due to the circumstances as discussed under “Recent Developments” in ITEM1. BUSINESS, the plans outlined may be altered or curtailed. Energytec may also consider farming out opportunities in certain locations.

Current Production and Forecast Expenditure Data

Energytec’s five districts have a combined well bore inventory of 533 wells. Presently, these five districts are producing 575 BOPD and 1.05 MMCFPD from 187 producing wells with 348 non-producing wells. Twenty-three dual completion wells are currently shut in and are classified as non-producers due to regulatory non-compliance issues. Estimated operational costs through the end of the second quarter are expected to be approximately $2,410,000 in addition to approximately $1,630,000 capital expenditures.

The operational expenditures include salaries and wages, well service, and all other daily operating expenses. The capital expenditures encompass new drill wells, workovers and plug and abandonment costs along with heavy equipment and production equipment purchases and maintenance.

Third Quarter Forecast Production Expenditure Data

The production target by the end of the third quarter is 973 BOPD and 2.07 MMCFPD. We intend to achieve this goal by increasing the number of producing wells to 246 from 187 by such means as drilling one new well, executing 39 workovers, 30 well service jobs and installing four pumping units.

The production increase will in turn require an increase in operational expenses and capital expenditures. The third quarter forecast operational expenses will be approximately $3,800,000 while the forecast capital expenditures will reach approximately $1,264,000.

Fourth Quarter Forecast Production Expenditure Data

By the end of the fourth quarter 2006, production is targeted at 1081 BOPD and 3.07 MMCFPD. We intend to achieve this goal by increasing the number of producing wells to 262 through 3 new drill wells and 8 workovers coupled with ERA-3 chemical treatments. The fourth quarter costs are estimated at approximately $2,376,000 for operational expenditures and approximately $4,545,000 for capital expenditures.

Kilgore District

The Kilgore District currently produces 110 BOPD from 80 producing wells in the East Texas Woodbine Field with an additional 90 non-producing wells in its inventory. Expenditures for the second quarter are expected to include approximately $536,000 for operational expenses and $20,000 for capital expenditures. The primary focus of the second quarter was maintaining the current production inventory through well servicing and chemical treating. Most of the daily work has been severely curtailed due to lack of working capital and outstanding debt with our vendors.

In order to attain the third quarter goal of 125 BOPD and producing well count to 90 wells, efforts will focus on conducting 10 well service jobs along with several state of the art downhole ERA-3 chemical treatments. These efforts will be influenced by available working capital, payment of outstanding debt to vendors and availability of well records. The forecast financial impact for the third quarter is approximately $566,000 for operational expenses and approximately $44,000 for capital expenditures.

Fourth quarter production goals are set at 135 BOPD and 50 MCFPD with the producing well count increasing to 95 wells. The increase in productive wells will be a result of well service jobs. The expected costs for the production increase during the fourth quarter are approximately $466,000 for operational expenditures and approximately $120,000 for capital expenditures.

Kilgore can save operating costs in the future by selling or assigning various leases to interested parties. Many of these weaker leases have six or more wells per lease and produce large amounts of water with low oil cut. These leases are liabilities due to regulatory compliance issues neglected in 2005, plugging obligations, proximity to city businesses / residences and the fact that they are operating uneconomically. These leases are the M. Schuyler, Lathrop, Killingsworth and C. L. Still.

Quitman District

Currently, the Quitman District is producing 235 BOPD and 21 MCFPD from 32 producing wells with 29 non-producing wells. Operational costs for the second quarter will approach $422,000 for operational expenses and $10,000 for capital expenditures. These costs were incurred mainly from normal well servicing and production operations along with two workovers.

For the third quarter, Quitman will aim to increase its producing well count to 40 wells and production level to 310 BOPD by conducting 8 workovers. Several proprietary chemical treatments will also augment the production increase. Sonication will also be used on two of the well bores in conjunction with ERA-3 chemical treatments. Forecast operational costs and capital costs to achieve this goal in the third quarter will be $545,000 and $165,000, respectively.

Fourth quarter production is targeted at 330 BOPD and 21 MCFPD by increasing the producing well count to 42 wells through 2 workovers. Operational expenditures are expected to be $395,000 while capital expenditures should reach $10,000.

Redwater District

The Redwater District currently produces 130 BOPD and 979 MCFPD from eight producing wells in the sour Smackover horizon. The district has four non-producing wells at present. Expenditures through the end of the second quarter are estimated to be $145,000 for operational expenses and $912,000 for capital projects. The capital expenses included rig rental equipment, rig crew costs, location work, casing and rig equipment purchases for the Owen #4 well where drilling activities were suspended. The Marable & Owen #2 workovers, the Feazell P&A and the Sharon drilling pad construction also contributed to the capital expenditures.

By the end of the third quarter, Redwater expects production levels to be at 153 BOPD and 1.5 MMCFPD from nine producing wells. The third quarter operational expense costs are expected to be $360,000 while capital expenditures will approach $80,000. The production increase and associated costs are predicated upon conducting 2 coil tubing clean-outs / chemical treatments. The capital expenditures will result from much needed stock tank battery replacement at the Maud Facility. However, the projected work will be affected by lack of working capital and payment of outstanding debt to vendors.

At the end of the fourth quarter, Redwater production is targeted at 183 BOPD and 2.5MMCFPD. This target can be met if the Sharon #1 in the Anderson Creek Prospect is drilled and completed. The expected fourth quarter operational costs are $210,000 while the capital expenditures could reach $2,975,000.

Talco District

The current production is approximately 75 BOPD from 35 producing wells while 117 wells are non-producing. Twenty-three of these non-producing are in the Trix-Liz Field and were previously producing dual completion wells that were shut in during March due to RRC dual completion permitting, spacing and downhole commingling violation issues. The dual completion wells will be put back in service as rig work permits, which we estimate will take until September 30, 2006.

Operations costs for the second quarter are estimated to be $1,095,000 while capital costs are estimated to be $685,000. These costs were spread among wages and salaries, squeeze cementing for water shut-off, three plug and abandonments, 12 well service jobs and workovers to rectify RRC violations along with various pieces of heavy equipment purchased for rig building and the rock quarry.

Third quarter production is targeted at 340 BOPD by increasing the producing well count to 65 wells. To attain these goals, the following must occur. The 23 shut-in dual completion wells in Trix-Liz will be legally permitted and granted denser spacing. Sonication and ERA-3 chemical treatment will be used in conjunction in two of the Sulphur Bluff lower Paluxy wells to increase the gravity and influx into the well bore. Also, two water shut-off workovers will be executed in Sulphur Bluff. One new Paluxy well will be drilled and completed in Sulphur Bluff. Additionally, efforts are underway to pin down a market to sell approximately 500 MCFPD from all the Trix-Liz leases. The associated operational and capital costs for the third quarter are forecast to be $2,130,000 and $935,000, respectively.

Fourth quarter goals are set at 388 BOPD and 500 MCFPD. This level of production can be met by increasing the productive well count to 73 wells by drilling 2 new Paluxy wells and working over 6 other Trix-Liz wells. Cost of the production increase will be $1,100,000 for operational expenditures and $1,440,000 for capital expenditures.

Drilling Rig 9 is scheduled to develop a 5,500’ prospect in Southeastern Oklahoma in September for a 5% carry in the project.

South Texas District

This district includes the properties in Milam County, Luling and the Hutt Field. The second quarter expenditures have centered on operational costs only which are estimated at $211,000. The majority of this was spent on well servicing and salaries. Production from all the various fields averages 25 BOPD from 32 producing wells. The District also has 106 non-producing wells in its inventory.

Third quarter forecast expenditures are $205,000 for operational costs which will be incurred through salaries, intermittently swabbing shut-in wells and ERA-3 chemical treatments. The expected production will be 45 BOPD from 42 producing wells. Capital expenditures are forecast to be $40,000 for 2 P&A jobs in Milam County.

Fourth quarter production should remain flat at 45 BOPD with operational expenditures remaining at $205,000. Production will be maintained through well servicing and chemical treatments.

The future of the South Texas District is not optimistic. The Hutt Field is the only field making money. It makes approximately $150 profit per month. The other fields combined lose $100,000 per month. A possible upside hinges upon successful treatment of the wells with the ERA-3 chemical which may bring production levels to an economically productive level. Otherwise, selling and/or plugging the leases are the only solutions that will positively impact Energytec.

Summary

Presently, production comes from 35% of the well bore inventory. Statistically, second quarter daily production totals 575 BOPD and 1,050 MCFPD from 187 wells, which translates to a daily production average 3.07 BOPD and 5.6 MCFPD per well.

Meeting production targets of 973 BOPD and 2.07 MMCFPD from 246 producing wells by the end of the third quarter translates into a daily producing average of four BOPD and 8.4 MCFPD per well while increasing the producing well count to 46% of the well bore inventory.

Further increasing production goals in the fourth quarter to 1081 BOPD and 3.07 MMCFPD will include an increase in productive well count to 262 wells or 49% of the well bore inventory.

Year end goals predict an 88% increase in oil production and 192% increase in gas production above the production at the end of the second quarter. As compared to second quarter spending, this production increase will require an increase in funding of $6,180,000 for operational expenditures and $5,805,000 for capital expenditures.

While this will be challenging, it is attainable through proper planning and scheduling, integration of new technology into producing techniques repertoire, timely reporting and cost accounting, regulatory compliance, judicious vendor selection, co-operation and sharing resources among all districts. However, meeting the targets is also dependent on having available as needed approximately $12,000,000 of working capital to be applied to the capital expenditures described above.

Comanche Rig Services

Comanche Rig Services presently is working only for Energytec’s producing company Comanche Well Services, but the business unit has the ability to provide drilling and workover services for the public in the very near future. Working for the public will require that Energytec is willing to commit funds and resources to the subsidiary for upgrade of the rigs to meet industry standards, a continuous training of rig personnel, implementation of a maintenance tracking system, a competitive compensation program and increased insurance coverage. This subsidiary presently has eight workover rigs and two drilling rigs in the fleet with some heavy equipment for rig move support and daily operational site support.

Comanche Supply Services

Comanche Supply Services is a wholly owned subsidiary of Energytec. CSS is comprised of a rock quarry enterprise, heavy hauling services and proprietary oilfield chemical supply.

Liquidity and Capital Resources

Capital expenditures during 2005, totaled approximately $21,700,000 which were funded primarily from cash reserves, proceeds from the assignment of working interests of $19,700,000 and the sale of stock through private placements totaling $14,216,824. The capital expenditures included the acquisition of the Como Field for approximately $5,600,000. We anticipate that the total capital budget for 2006 will be approximately $7,800,000. The capital expenditures will be focused primarily in East Texas. The budget is highly dependent on oil and natural gas prices, operating difficulties or other factors, many of which are beyond our control and could cause our revenues and cash flows from operating activities to decrease. If we are unable to successfully bring additional wells back on to production according to our operating plan, we may be limited in our ability to fund the capital necessary to complete our capital expenditures program. Additionally, potential costs and liabilities that arise from any of the circumstances, transactions, or litigation described under “Recent Developments” in ITEM 1. BUSINESS, could have a significant adverse effect on the Company’s ability to fund capital expenditures. After utilizing our available resources, we may be forced to seek capital through sale of assets, debt or equity financings to fund such capital expenditures. We cannot assure you that additional debt or capital from outside sources will be available or cash flows provided by operations will be sufficient to meet these requirements.

At December 31, 2005, Company’s borrowings consisted of a note payable to a bank totaling $942,390 and a letter of credit of $25,000, which secures a bond on the Company’s Wyoming properties, and debenture notes totaling $125,000. None of these borrowings contain any significant debt covenants or restrictions on dividend payments. The letter of credit bears interest at 7.5% and is due along with all accrued interest on September 10, 2006. The note payable to the bank bears interest at 8% and is payable in monthly installments of $35,312 of principal plus interest. The loan is collateralized by accounts receivable and by various oil and gas properties or other equipment and matures April 2008. As discussed under “Recent Developments” in ITEM 1. BUSINESS, 83.62% of the working interests in the Redwater Unit and the J.D. Owen #2 properties, which collateralize the loan, were sold without prior approval from the bank so that the bank could declare a default and foreclose on the collateral at any time. At December 31, 2004, the Company also held an additional line of credit or $400,000 with $377,350 outstanding. This line of credit was paid in full in December 2005.

On February 27, 2006, the Company entered into a loan agreement with Gladewater National Bank for $4,000,000. The loan bears interest at 1% above the Wall Street Prime Rate and matures February 27, 2007. The loan is an open end credit facility. The Company took an advance of $2,000,000 on February 27, 2006, with two additional advances of $1,000,000 each on March 16, 2006 and April 12, 2006. This loan is collateralized by the Company’s mineral interest in the Como Field, which was not affected by the reserve revisions. During the term of the loan, the bank will periodically re-evaluate the value of the properties pledged to secure the loan to determine compliance with the loan borrowing base which equals 80% of the present worth of the properties pledged, as calculated by the bank, discounted 17.5%, or 80% of the average of the preceding six months’ net monthly income times 32 months, whichever is less. If the loan exceeds the borrowing base as calculated, the Company will have 30 days to pledge additional collateral or make a principal reduction on the loan. In connection with the loan, the Company can make no additional loans to officers of the Company, or from the date of the loan agreement, may not increase the salaries of its officer by more than 10% annually. Additionally, the Company may not form any new subsidiary or merge or invest in or consolidate with any other entity or sell, lease, assign, transfer, or otherwise dispose of all or substantially all of the Company’s assets pledged as collateral on the loan. This debt, totaling $4,000,000, is subject to interest at 1% above the Wall Street Prime Rate and is susceptible to fluctuations. During 2005, the Wall Street Prime Rate ranged from a low of 5.35% to a high of 7.25%. Through June 25, 2006, the Wall Street Prime Rate has ranged from a low of 7.25% to a high of 8%. Monthly principal payments of $80,000 plus interest are due on the 27th of each month beginning March 27, 2006. Production payments related to the properties collateralizing the loan are deposited directly with the bank. Any excess funds, after the monthly principal and interest payments are available for the general use of the Company.

None of the loans described above carry any other significant restrictive covenants.

Stock Dividends

Distributions on our common stock may be declared and paid out of funds legally available when and as determined by our Board of Directors. Our policy is to hold and invest corporate funds on a conservative basis. For this reason, stock dividends have been awarded in 2005, 2004 and 2003. During the year ended December 31, 2005, a stock dividend of 7% was declared to holders of record as of October 21, 2005. For the year ended December 31, 2004, a stock dividend of 6% was declared to holders of record as of November 1, 2004. During the year ended December 31, 2003, a stock dividend of 5% was declared to holders of record as of June 15, 2003.

Results of Operations

For the Year Ended December 31, 2005 compared to 2004

The following table sets forth certain operating information with respect to our oil and gas operations and summary information with respect to our estimated proved oil and gas reserves on a mcf equivalent basis.

	Year Ended December 31,
	2005	2004	Variance	% Change
Production:
Oil (Bbl)	37,935	24,615	13,320	54%
Gas (Mcf)	64,767	103,052	(38,285)	(37)%
Oil and gas (Mcfe)	292,377	250,742	41,635	16%
Average Prices:
Oil (per Bbl)	$49.38	$38.13	$11.25	30%
Gas (per Mcf)	4.12	4.11	.01	0%
Oil and gas (per Mcfe)	6.18	5.23	.95	18%
Expenses (per Mcfe)
Lease operating expenses	$4.46	$2.94	$1.46	50%
Salaries, general and administrative	10.17	8.12	2.05	25%
DD&A expense on oil and gas properties	.86	.50	.36	72%
Estimated Proved Reserves at December 31:
Oil (Bbls)	1,111,239	715,616	395,623	55%
Gas (Mcf)	1,942,002	4,060,674	(2,112,672)	(52)%
Oil and gas (Mcfe)	8,609,436	8,354,374	255,066	3%

Revenues

For the year ended December 31, 2005, oil and gas revenue continued to increase by approximately $1,367,000 to $2,140,179 from $1,003,226 for the year ended December 31, 2004. Increases for the year ended December 31, 2005, were due to the increase in the price of oil and the acquisition of the Como field in the fourth quarter of 2005, which added approximately $900,000 of revenues. As reflected in the table above, the oil and gas production on an equivalent mcf basis increased 16% with a related 18% increase in the average price per mcfe.

The net revenue from the transportation of gas through our pipeline experiences very little fluctuation because the transportation fee is specified under a purchase contract and is based upon volume rather than pricing. The gas sales for the year ended December 31, 2005, totaled $2,186,373 as compared to $1,359,089 for the year ended December 31, 2004. The related cost of gas purchases for the year ended December 31, 2005, totaled $2,052,327 as compared to $1,177,703, resulting in a gross profit from the sale of gas for the years ended December 31, 2005 and 2004, of $134,046 and $181,386, a gross profit margin of 6% and 13%, respectively. The downward decline was due to a decline in gas production of 37%.

Well service revenue increased by approximately $1,513,000 to a total of $2,953,147 for the year ended December 31, 2005, from $1,440,594 for the year ended December 31, 2004. During 2005, we completed 19 wells in the Trix-Liz Field and one well in the Sulphur Bluff Field. Higher costs of materials and labor necessitated an increase in the hourly rates billed for well services. Additionally, in 2004, Comanche Well Service Corporation was utilizing 2 to 4 well service units. During 2005, up to 8 units were being utilized for performance of required maintenance, workovers and completions on a significantly greater number of wells.

During 2005, the Company entered into an agreement to drill seven wells in two of its fields for $8,000,000 under a turnkey agreement through completion of the wells. Commissions of $800,000 were paid to two individuals in connection with the agreement. The sales proceeds of $8,000,000 less the commissions of $800,000 were recorded as a liability pending the completion of the wells. The liability included $3,500,000 for the sale of well sites owned by the Company and the estimated cost of drilling and completion of the wells totaling $3,700,000. The drilling budget of $3,700,000 includes approximately $1,000,000 to cover potential overruns associated with increasing costs of materials and labor precipitated by rising oil prices. The Company has elected to reserve recognition of this amount until such time as all wells are completed.

Comanche Well Service provides the drilling services and bills for these services based upon average market day rates plus expenses. As wells are drilled, the liability is reduced by direct drilling costs plus a standard daily drilling rate of $3,000 per day. The gain on the sale of the well sites is recognized as wells are completed. Through December 31, 2005, the Company had recognized a gain of $1,547,320 and drilling revenues of $1,151,848. The audited financial statements reflect a remaining liability after recognition of the gain and drilling revenues of $4,452,680, which is reflected in turnkey costs payable in the Company’s consolidated balance sheet at December 31, 2005. There are no further signed agreements for future drilling contracts.

Expenses

Oil and gas expenses totaled $1,304,158 for the year ended December 31, 2005. This represents an increase of approximately $567,066, or 77% from $737,092 for the year ended December 31, 2004. The increase in the oil and gas expenses is directly related to the operation and completion of new wells as discussed above, and increases in the costs of material, supplies and labor which were precipitated by an overall increased demand in the oil and gas industry brought about by the increase in oil and gas prices.

Well service expenses for the year ended December 31, 2005, totaled $4,406,233, an increase of $3,171,972 from $1,234,261 for the year ended December 31, 2004, an increase of 257%. As discussed under “Recent Developments” in ITEM 1. BUSINESS, numerous factors contributed to this increase including mismanagement and misappropriation of Company assets and disregard for the rules and regulations of the Texas Railroad Commission resulting in the incurrence of additional expenditures related to bringing wells back into compliance. A total of 71 employees were hired by Comanche Well Service Corporation during the year ended December 31, 2005, resulting in 118 total employees at December 31, 2005, and greater than $1,500,000 of additional salaries and related payroll taxes for the year ended December 31, 2005. Through July 17, 2006, this number was reduced to 85 full time production and support employees in Comanche Well Service Corporation.

General and administrative expenses totaled approximately $2,973,866 for the year ended December 31, 2005, an increase of approximately $937,972 from $2,034,894 for the year ended December 31, 2004. As Energytec has continued to grow as a result of acquisitions, it utilized additional consultants to evaluate potential projects, provide general geological and geophysical data to the Company and to negotiate a contract for the sale of natural gas. These activities resulted in expenses of approximately $78,000. Additionally, during the year ended December 31, 2005, Energytec incurred approximately $107,000 associated with consulting and legal fees incurred in the filing of its initial registration statement on Form 10 in May 2005. In February 2005, the Company hired a controller and chief accounting officer to implement the conversion of the accounting records to the Oil and Gas Information Systems Accounting Software (OGSYS) and to support the efforts to file the Form 10, respond to subsequent comments from the Securities Exchange Commission and to prepare for compliance with the audit provisions of the Sarbanes-Oxley Act. In June 2005, a full time accounting manager was hired to facilitate the transition and segregation of the accounting functions in accordance with planned implementation of internal accounting controls. This transition was not begun until January 2006 and was not completely implemented until March 18, 2006, upon the termination of Frank W Cole and his assistant.

Other Income

Energytec continued to generate capital for its drilling activities through the sale of working interests. The gain on the sale of working interests for the year ended December 31, 2005, totaled approximately $5,700,000, a decrease of approximately $4,940,000 from $10,500,000 for the year ended December 31, 2004. Due to the circumstances as noted under “Recent Developments” in ITEM 1. BUSINESS, Energytec discontinued the sale of working interests through working interest programs during the first quarter of 2006 and does not anticipate any further sales of working interests through such programs.

Impairment

Energytec has adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and periodically evaluates, using independent appraisals and projected undiscounted cash flows, the carrying value of its long-lived assets and proved oil and gas properties whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of are reported at the lower of carrying value or fair value less cost to sell. Fair values used for impairment identification are based on discounted cash flow amounts determined by the reserve reports. During the years ended December 31, 2005 and 2004, Energytec identified and recognized impairment charges to earnings of $1,054,960 and $120,905, respectively, relating to its proved and unproved oil and gas properties. Oil and gas properties as presented in the consolidated balance sheet are reflected net of a valuation allowance for impairment of $1,175,865, $120,905, and $0 as of December 31, 2005, 2004, and 2003, respectively. For the year ended December 31, 2005, impairment of $398,837 was recognized on leases which had expired or were no longer deemed suitable for further exploration. Additional impairment of $656,123 was recognized due to lack of sufficient productive history on two additional leases. There were no impairment charges for the year ended December 31, 2003. (See Notes 2 and 3) Unproved oil and gas properties are periodically assessed for impairment following the guidance provided in SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies”.

Net Income Available to Common Shares

During 2005, we incurred a loss before benefits of income taxes of $620,882 compared with earnings before tax of approximately $8,351,000 for 2004. The decline in the results for the year ended December 31, 2005, of approximately $8,972,000 was primarily due to the circumstances as discussed above and the recognition of approximately $4,000,000 in commissions associated with working interest sales and stock sales. Additionally, as discussed below, Energytec experienced an oil spill in November 2004. In connection with this spill, the Company filed a claim with both its primary and secondary insurance carrier. During 2005, this claim was denied. Accordingly, the Company expensed the insurance recovery receivable reflected in the financial statements as of December 31, 2004, and expensed all additional clean up costs incurred and paid during the year ended December 31, 2005, of approximately $2,600,000. Approximately $1,000,000 of expense was charged to earnings in the third quarter of 2005. The loss resulted in basic and diluted earnings per share of $(0.01) for the year ended December 31, 2005, compared to $0.09 for the year ended December 31, 2004. A loss of approximately $2,900,000 was incurred in the fourth quarter of 2005 primarily due to commissions totaling $1,400,000 and the recognition of the remaining environmental remediation expense of approximately $1,600,000.

Environmental Matters

In November 2004, an oil spill of eight barrels occurred on land where one of the Company’s wells is located. The remediation and restoration of the land is governed by the RRC and other attendant regulatory authorities. During November and December 2004, the Company incurred approximately $520,000 of costs related to the clean up. During the year ended December 31, 2005, an additional $2,365,242 of such costs were incurred and paid.

The associated costs of clean-up and remediation were high due to special circumstances including a period of heavy protracted rains proximate to the spill occurrence. As a result, the spill was broadcast over fifteen acres, much of it environmentally sensitive wetlands and other protected acreage. At times more than 100 workers were deployed in various efforts to clean-up and remediate. A number of specialty remediation firms were engaged over a period of six months or more into 2005. This amount of work was necessary to obtain the release and clearance of the site from the RRC and the EPA.

In connection with this spill, the Company filed a claim with both its primary and secondary insurance carrier. During 2005, this claim was denied. Accordingly, the Company has expensed the insurance recovery receivable reflected in the financial statements as of December 31, 2004, and expensed all additional clean up costs incurred and paid during the year ended December 31, 2005.

Due to the on-going accumulation of charges for services throughout most of 2005 and the legal issues regarding insurance coverage applicability at December 31, 2005, none of the costs set forth above had been billed to working interest owners in the involved lease(s). However, such costs will be billed in the third quarter of 2006, and revenues will now be offset until the allocated costs recovered fully by Energytec.

The RRC and the EPA have given the Company clearance on the clean-up process, and the Company believes it is in full compliance with all requirements related to the spill and has satisfactorily complied with all environmental concerns.

For the Year Ended December 31, 2004 compared to 2003

The following table sets forth certain operating information with respect to our oil and gas operations and summary information with respect to our estimated roved oil and gas reserves on a mcf equivalent basis.

	Year Ended December 31,
	2004	2003	Variance	% Change
Production:
Oil (Bbl)	24,615	23,828	787	3%
Gas (Mcf)	103,052	94,397	8,655	9%
Oil and gas (Mcfe)	250,742	237,365	13,377	6%
Average Prices:
Oil (per Bbl)	$38.13	$24.39	$14.74	60%
Gas (per Mcf)	4.11	2.74	1.37	50%
Oil and gas (per Mcfe)	5.23	3.40	1.83	54%
Expenses (per Mcfe)
Lease operating expenses	$2.94	$1.88	$1.06	56%
Salaries, general and administrative	8.12	2.50	5.62	145%
DD&A expense on oil and gas properties	.50	.37	.13	35%
Estimated Proved Reserves at December 31:
Oil (Bbls)	715,616	1,847,250	(1,131,634)	(61)%
Gas (Mcf)	4,060,674	7,285,761	(3,225,087)	(44)%
Oil and gas (Mcfe)	8,354,374	18,369,261	255,066	3%

Revenues

For the year ended December 31, 2004, oil and gas revenue continued to increase by approximately $163,000 to $1,003,000 as compared to $839,900 for the year ended December 31, 2003. The year ended December 31, 2003, reflected a greater increase due to the addition of Redwater leases and the acquisition of the Redwater pipeline in December of 2002 and 100% ownership of the working interests through the majority of the 2003 year. Increases for the year ended December 31, 2004 were not as significant due to the assignment of working interests in the Redwater leases. Increases for 2004 are due primarily to higher prices for oil and gas. Gas sales for the year ended December 31, 2004 totaled $1,359,089, an increase of $834,224 from $524,865 for the year ended December 31, 2003 due to higher gas prices and additional production.

Well service revenue increased approximately $997,000 to $1,440,594 for the year ended December 31, 2004, from $443,789 for the year ended December 31, 2003. The increase was due to the completion of 27 wells in the Trix-Liz field and the restoration of production of over 20 wells in the Kilgore Field.

Gas sales increased by 158% from $524,865 to $1,359,089 for the year ended December 31, 2004. The increase in revenues was primarily due to an increase in the volume of gas flowing through the pipeline. As discussed below, the cost of gas purchases also increased but the gross profit margin remained consistent from 2003 to 2004 because the transportation fee is specified under a purchase contract and is based upon volume rather than pricing.

Expenses

Oil and gas expenses totaled $737,092 for the year ended December 31, 2004. This represents an increase of approximately $291,343, or 65% from $445,749 for the year ended December 31, 2003. The increase in the oil and gas expenses is directly related to the completion of 27 wells in the Trix-Liz field and the restoration of production of over 20 wells in the Kilgore field as discussed above.

The cost of gas purchases for the year ended December 31, 2004 totaled $1,177,703, an increase of 138% from $449,624 in 2003, resulting in a gross profit from the sale of gas for the year ended December 31, 2004, of $37,797, a gross profit margin of 13%. The gross profit for the year ended December 31, 2003, was $75,241, a gross profit margin of 14%.

Well service expenses for the year ended December 31, 2004, totaled $1,234,261, an increase of $704,835 from $529,426 for the year ended December 31, 2003. During 2003, Energytec utilized its personnel to construct assets which were capitalized resulting in lower well service expenses for 2003. Although we continued to utilize employees for similar projects for 2004, expenses increased due to the increase in completions, drilling, and workovers for 2004.

General and administrative expenses totaled approximately $2,034,894 for the year ended December 31, 2004, an increase of approximately $1,441,000, from $593,881 for the year ended December 31, 2003. As Energytec has continued to grow as a result of acquisitions it has continued to expand its leased space, outside consulting costs and employed personnel.

Other Income

Energytec generated capital for its drilling activities through the sale of working interests. The gain on the sale of working interests for the year ended December 31, 2004, totaled approximately $10,500,000 million, an increase of approximately $7,000,000 from $3,500,000 for the year ended December 31, 2003.

Net Income Available to Common Shares

During 2004, we had earnings before tax of $8,350,928 compared with earnings before tax of $2,768,030 for 2003. Improved results for the year ended December 31, 2004, were primarily due to the additional sales of working interests and additional earnings from oil and gas sales. Earnings after tax resulted in basic and diluted earnings per share of $0.09 for the year ended December 31, 2004, a 200% increase, compared to $0.03 for the year ended December 31, 2003.

Basic earnings per share amounts are computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the periods. Diluted earnings per share amounts take into consideration all potentially dilutive common shares such as options and convertible securities.

Energytec declared stock dividends in each of the years ending December 31, 2005, 2004 and 2003. Earnings per share for the years ended December 31, 2004 and 2003, have been retroactively restated to reflect the change in capital structure.

	2004	2003
EPS, as originally reported
Basic	$0.10	$0.04
Diluted	$0.10	$0.04
EPS, as restated
Basic	$0.09	$0.03
Diluted	$0.09	$0.03

For basic earnings per share purposes, for the years ended December 31, 2004 and 2003, restated weighted average common stock shares outstanding totaled 58,147,096 and 57,793,966, respectively. For diluted earnings per share purposes, for the years ended December 31, 2004 and 2003, restated weighted average common stock shares outstanding totaled 58,234,596 and 54,106,773, respectively, and included shares relating to the assumed conversion of notes and debentures and the assumed exercise of stock options. Net income for diluted earnings per share purposes includes the add back of the interest savings from the assumed conversion of notes and debentures, net of the related tax effects. The weighted average common stock shares outstanding for the year ended December 31, 2005, totaled 65,673,277 and 65,733,173 for basic and diluted earnings per share, respectively. For the year ended December 31, 2005, potentially dilutive securities are excluded from the computation as their effect is anti-dilutive.

We have contractual obligations and commitments that may affect our financial position. However, based upon our assessment of the provisions and circumstances of our contractual obligations and commitments, we do not feel there would be an adverse effect on our consolidated results of operations, financial condition or liquidity as a result of these obligations.

Contractual Obligations

The Company is obligated under certain contractual arrangements for future cash expenditures. The following table sets forth our contractual obligations at December 31, 2005, for the periods shown:

		Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term Debt	$967,390	$448,744	$518,646	$—	—
Debenture Bonds	125,000	—	—	125,000	—
Operating Lease Obligations	64,168	64,168	—	—	—
Other Long-term Liabilities
Asset Retirement Obligation	2,252,464	105,000	210,000	535,000	1,402,464
Deferred Tax Liability	1,882,643	105,614	200,667	180,600	1,395,762

Total	$5,291,665	$723,526	$929,313	$840,600	$2,798,226

During the fourth quarter of 2005, the Company made several significant adjustments that impacted amounts previously reported in the Company’s fiscal quarter ended September 30, 2005. These adjustments related to the recognition of the gain on sale of drilling program and the gain on sale of working interests. Specifically, the terms of the drilling program were renegotiated during the fourth quarter of 2005, resulting in a deferral of the gain. Additionally, certain commissions paid in January 2006, as discussed in Note 2, were related to the sale of working interests during the quarter ended September 30, 2005. These adjustments would have reduced pretax income by approximately $2,058,099 resulting in a loss for the quarter ended September 30, 2005, of $254,121 and net income for the three quarters ended September 30, 2005, of $1,474,004. The basic and diluted earnings per share for the quarter and the three quarters ended September 30, 2005, would have been $0.00 and $0.03, respectively. Because these events had not occurred and were not anticipated, these adjustments were not considered in the preparation of the unaudited consolidated financial statements contained in our Form 10-Q filed by the Company on November 14, 2005

Selected unaudited quarterly financial data for the years ended December 31, 2005 and 2004 is as follows:

	Quarter
2005	1st	2nd	3rd “As Restated”	4th
Net revenues (1)(3)	$3,050,890	$4,444,041	$3,896,025	$4,252,086
Gross profit (loss) (4)	$53,319	$(20,959)	$34,384	$36,587
Net income (loss)	$720,231	$1,007,895	$(254,119)	$(1,877,581)
Earnings per share
Basic	$0.01	$0.02	$0.00	$(0.04)
Diluted	$0.01	$0.02	$0.00	$(0.04)

	Quarter
2004	1st	2nd	3rd	4th
Net revenues (1)(3)	$2,530,122	$3,227,440	$3,541,361	$5,014,487
Gross profit (4)	$238,230	$186,259	$225,690	$3,674
Net income (2)	$1,202,550	$1,526,309	$1,603,532	$971,637
Earnings per share
Basic	$0.02	$0.03	$0.03	$0.02
Diluted	$0.02	$0.03	$0.03	$0.02

(1)	Gain on sale of working interests and gain on sale of drilling program are major components of net revenues. Energytec did not recognize any extraordinary items or cumulative effects of changes in accounting in 2005 or 2004.
(2)	The net income for the first three quarters of 2004 have been restated to allocate the basis for working interests sold and to apply the statutory Federal income tax rate to the net income in the appropriate period.
(3)	Net revenues include gain on sale of working interests and gain on sale of drilling program. Prior quarter balances have been reclassified to conform with the presentation for the quarter ended December 31, 2005.
(4)	The gross profit (loss) includes oil and gas revenue, well service revenue, gas sales, and drilling revenue net of oil and gas lease operating expenses, well service expenses, gas purchases, drilling expenses.

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

Revenue Recognition

Energytec recognizes revenue associated with the sales of crude oil and natural gas when title passes to the customer. Crude oil and natural gas is sold to approximately six purchasers located in Texas. The Company receives revenues directly from the purchaser. Revenues from the production of properties in which we have an interest with other producers are recognized on the basis of our net working interest or royalty interest. Revenues owned by working interest partners are recorded as accounts payable, revenues. Lease operating expenses and capital expenditures to be borne by the working interest partners are netted against their portion of revenues.

Revenues from the work-over and rehabilitation of oil and gas properties through the Company’s wholly owned subsidiary, Comanche Well Service Corporation, are recognized when the services have been performed. The Company also recognizes income from the transportation of natural gas through its pipeline. Revenue is recognized when title passes to the customer and is based upon the volume of natural gas passing through the pipeline. Gas sales are recognized based upon the volume of gas exiting the pipeline at a spot rate determined pursuant to a purchase contract with the customer. Gas purchases represent the gas purchased as it enters the pipeline at the spot rate as defined by the purchase contract less a fee of $0.55 per mcf.

The Company recognizes drilling revenue under an agreement to drill seven wells in two of its fields for $8,000,000 under a turnkey agreement through completion of the wells. Commissions of $800,000 were paid to two individuals in connection with the agreement. The sales proceeds of $8,000,000 less the commissions of $800,000 were recorded as a liability pending the completion of the wells. The liability included $3,500,000 for the sale of well sites owned by the Company and the estimated cost of drilling and completion of the wells totaling $3,700,000. The drilling budget of $3,700,000 includes approximately $1,000,000 to cover potential overruns associated with increasing costs of materials and labor precipitated by rising oil prices. The Company has elected to reserve recognition of this amount until such time as all wells are completed.

Comanche Well Service provides the drilling services and bills for these services based upon average market day rates plus expenses. As wells are drilled, the liability is reduced by direct drilling costs plus a standard daily drilling rate of $3,000 per day. The gain on the sale of the well sites is recognized as wells are completed. Through December 31, 2005, the Company had recognized a gain of $1,547,320 and drilling revenues of $1,151,848. The consolidated financial statements reflect a remaining liability after recognition of the gain and drilling revenues of $4,452,680, which is reflected in turnkey costs payable in the accompanying consolidated balance sheet at December 31, 2005. There are no further signed agreements for future drilling contracts.

Oil and Gas Properties

Energytec uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and costs to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves and geological and geophysical costs and costs of carrying and retaining undeveloped properties are expensed.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Energytec’s experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated residual salvage values, are depreciated and depleted by the unit of production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

On the sale or retirement of a complete or partial unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized.

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

Energytec uses the unit-of-production method to depreciate and deplete the capitalized costs of our producing oil and gas properties. Changes in proved developed reserve quantities will cause corresponding changes in depletion expense in periods subsequent to the quantity revision.

Impairment of Long-Lived Assets

Energytec accounts for its long-lived assets, including oil and gas properties, under the provisions of SFAS No. 144. This provision requires the recognition of an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and measures an impairment loss as the difference between the carrying amount and the fair value of the asset.

As discussed in “Recent Developments” in ITEM 1. BUSINESS, in December 2005, Energytec engaged an independent engineering firm to conduct a study of its reserves as of December 31, 2005. Pursuant to the reserve study, it was determined that 23 wells were dually completed in non-permitted separately recognized reservoirs in the Talco/Trix-Liz Field without the proper permitting and spacing required by the Texas Railroad Commission (RRC). No proved reserves can be assigned to any of the 23 wells dually completed in non-permitted separately recognized reservoirs in the Talco/Trix-Liz Field until such regulatory issues are resolved to the satisfaction of the RRC. Additionally, commingling of production from permitted and non-permitted reservoirs resulted in the inability to assign reserves to either the permitted or non-permitted reservoirs. Both of these circumstances caused the reserves to be substantially understated as of December 31, 2005.

Energytec has begun the process of obtaining the proper permits for each of the 23 dually completed wells, and Energytec expects to secure a majority of these permits by the end of December 2006. Energytec will petition the RRC to amend the field spacing requirements in order to secure the proper permits for each of the wells that currently violate the field spacing rules.

Although these circumstances resulted in the exclusion of reserves, management believes that the inability to assign proved reserves to the Talco/Trix-Liz Field is temporary and that the impairment allowance recorded at December 31, 2005, is fairly stated.

Also as discussed under “Recent Developments” in ITEM 1. BUSINESS the reserves for the years ended December 31, 2004 and 2003, were incorrectly reported in the Company’s 2004 and 2003 SAS 69 disclosures and in information filed in the Company’s Form 10 in May 2005. The Company has updated the reserve report for the years ended December 31, 2004 and 2003 to remove reserves associated with the wells that were without the proper permitting and spacing required by the RRC; to assign reserves that are supported by actual production in the Talco/Trix-Liz Field and Sulphur Bluff Field, and to assign the correct ownership percentages to the Company’s oil and gas wells.

The correction to the reserve report for the year ended December 31, 2003, resulted in a reduction in the proved developed and undeveloped reserves in the amount of 1,294,441 barrels of oil. Upon evaluation of the impairment valuation for the year ended December 31, 2003, no charge to impairment was necessary as a result of the reduction in the proved developed and undeveloped reserves because the revised estimated value exceeded the book value at current market conditions.

The correction to the reserve report for the year ended December 31, 2004, resulted in a reduction in the proved developed and undeveloped reserves in the amount of 1,178,930 barrels of oil. The effect of incorrect ownership interests in certain wells was insignificant and resulted in an increase in the ownership interest attributable to Energytec. Upon evaluation of the impairment valuation for the year ended December 31, 2004, no additional charge to impairment was necessary as a result of the reduction in the proved developed and undeveloped reserves because Energytec can secure the necessary permits associated with the 23 dually completed wells and resolve the spacing requirements, bringing these wells into compliance with the rules of the RRC, resulting in the ability to assign reserves to the affected reservoirs. Additionally, the revised estimated value of reserves exceeded the book value at current market conditions as of December 31, 2004.

Although production may not be reestablished for all wells, Energytec expects to deliver to its independent engineer sufficient production data in order to assign proved reserves to a significant number of the 50 wells, along with data to establish additional undeveloped locations. Energytec believes that these activities will result in a significant increase to proved reserves at December 31, 2006. The Company is reluctant to estimate the total volume of proved reserves that may be added until it establishes sufficient actual production data from these wells.

Based upon the discovery of the irregularities contained in the reserve report for the year ended December 31, 2004, Energytec, along with its Audit Committee, has now established a policy that any reserve report contained in any regulatory filing must be completed by an independent engineering firm.

Accounting for Asset Retirement Obligations

Energytec accounts for the asset retirement obligations under the provisions of FASB No. 143, which requires the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is recognized.

Federal Income Taxes

Energytec accounts for Federal income taxes under the provisions of SFAS No. 109, which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. In addition, the recognition of future tax benefits, such as net operating loss carry forwards, are required to the extent that realization of such benefits are more likely than not.

Accounting for Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages entities to recognize compensation costs for stock-based employee compensation plans using the fair value method of accounting, as defined therein. In December 2004, the FASB issued SFAS 123R, “Share-Based Payments,” revising SFAS No. 123, “Accounting for Stock Based Compensation,” and superseding “Accounting for Stock Issued to Employees.” SFAS 123R establishes standards for the accounting of transactions in which an entity exchanges it equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the effective date and to awards modified, purchased or canceled after that date. Adoption was effective as of June 15, 2005. Energytec adopted SFAS 123R in the first quarter of 2005. Management does not believe the adoption of this accounting pronouncement had a material impact on Energytec’s financial position or operating results.

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

Recent Accounting Developments

During the year ended December 31, 2005, and through June 2006, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FSAB) the most recent of which was SFAS No. 156, “Accounting for Servicing of Financial Assets- an Amendment of FASB Statement No. 140”. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results

During 2004, the EITF discussed Issue No. 04-9, “Accounting for Suspended Well Costs.” SFAS No. 19 “Financial Accounting and Reporting by Oil and Gas Producing Companies,” requires costs of drilling exploratory wells to be capitalized pending determination of whether the well has found proved reserves. If the well has found proved reserves, the capitalized costs are included in wells, equipment and facilities. If, however, the well has not found proved reserves, the capitalized costs of drilling the well are expensed, net of any salvage value, within one year except under certain specific circumstances. The application of this guidance has caused confusion within the industry. The EITF removed this issue from their September 2004 meeting and requested that the FASB consider an amendment to SFAS No. 19 to address this issue. The FASB issued on February 5, 2005 an FSP that would amend SFAS No. 19 to permit the continued capitalization of exploratory wells costs beyond one year if the well had found sufficient quantity of reserves to justify its completion as a producing well and that the company is making sufficient progress assessing the reserves and the economic and operating viability of the project. The FSP was effective April n4, 2005.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, interest rates, and commodity prices.

Currently the Company is not involved in any hedge contracts or foreign contracts and therefore has no exposure to such risks.

In February 2006, the Company incurred debt totaling $4,000,000 that is subject to interest at 1% above the Wall Street Prime Rate and is susceptible to fluctuations. During 2005, the Wall Street Prime Rate ranged from a low of 5.35% to a high of 7.25%. Through June 25, 2006, the Wall Street Prime Rate has ranged from a low of 7.25% to a high of 8%.

Our major market risk exposure is in the pricing applicable to our oil production and natural gas sales and the quality of those produced products. Pricing is primarily driven by the prevailing domestic price for crude oil. Historically, prices received for oil and gas sales have been volatile and unpredictable. We expect pricing volatility to continue. Oil prices ranged from a low of $35.74 per barrel to a high of $64.40 per barrel during 2005. Gas prices during 2005 ranged from a low of $2.40 per mcf to a high of $6.57 per mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of Energytec appear at the end of this report beginning with the Index to Financial Statements on page 77.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Subsequent to the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective because of the material weaknesses described below. As a result, reports filed by the Company with the Securities and Exchange Commission prior to December 31, 2005, contained information that was inaccurate or did not include all relevant disclosure. Furthermore, certifications signed and filed by Frank W Cole as the former Chief Executive Officer and Chief Financial Officer of Energytec with the Securities and Exchange Commission under the Sarbanes-Oxley Act of 2002 were false.

Because the Company is currently a non-accelerated filer, the internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) has not been subjected to audit by an independent registered accounting firm. However, management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In light of the material weaknesses described below, the Company performed additional analysis and other post-closing procedures to ensure its consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

The Company did not maintain an effective control environment as related to its disclosure controls and procedures and as defined in the Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission. Specifically, the following control deficiencies were identified:

•	Only two persons, Frank W Cole and his assistant, had responsibility for and authority to approve invoices and related entries in the accounting records and to issue checks for the payment of Company expenses and obligations throughout 2005,

•	As Mr. Cole was both the Chief Executive Officer and Chief Financial Officer, there was no effective check on his conduct or activities,

•	Mr. Cole falsified or directed his assistant to falsify Company records, and because of his position and control of the operations, records, bank accounts, and communication of information within the Company, his misdeeds could not be readily identified or addressed,

•	As the Chief Executive Officer and Chief Financial Officer Mr. Cole controlled communication of disclosure and financial issues to the Board of Directors, its committees, and management, and

•	The Company did not establish effective polices and procedures to address the risk of override in the financial reporting process by Mr. Cole.

As a result of the foregoing, the Company undertook an investigation of the financial transactions and underlying records, identifying the following:

•	The expenditure of amounts totaling approximately $345,000 related to the payment of fictitious invoices, personal use of employee time and materials by the district manager of the Talco field office,

•	Payment of $7,002,395 of commissions to individuals in violation of Federal and state securities laws and/or rules of the National Association of Securities Dealers, Inc.,

•	The overstatement of Energytec’s reserves for 2003 by 1,294,441 barrels of oil and for 2004 by 1,178,930 barrels of oil,

•	The payment of approximately $86,000 to various vendors during the first quarter of 2006 to plug wells, near Wichita Falls, Texas, which were not owned by Energytec, and

•	The sale of 83.62% of the working interest in properties which collateralized a bank loan in the amount of approximately $1,900,000.

The extent of loss due to the personal use of Company assets and employees which is currently estimated to be approximately $345,000, was incurred over a period of approximately 26 months, affecting 2004, 2005, and the first quarter of 2006. The audited financial statements include disclosure related to the recognition of these amounts, but the financial statements have not been restated because the impact to each period did not significantly impact the overall financial statements. The commissions associated with the sale of working interests were properly accounted for as a cost reducing the gain on the sale of the working interests as disclosed in the audited consolidated financial statements and the accompanying notes. Commissions related to the sale of common stock through the private placements were either recorded as expenses or as acquisition costs for those proceeds that were specifically utilized for the acquisition of oil and gas properties. Disclosure of these amounts has been provided in the notes to the audited consolidated financial statements included in this report.

The reserves for the years ended December 31, 2004 and 2003 were incorrectly reported in Energytec’s 2004 and 2003 SAS 69 disclosures and reserve information presented in Energytec’s Form 10 filed with the Securities and Exchange Commission in May 2005 and subsequent amendments. Energytec has updated the reserve reports and has restated the SAS 69 disclosures for the years ended December 31, 2004 and 2003, to remove reserves associated with the wells that were without the proper permitting and spacing required by the RRC; to assign reserves that are supported by actual production in the Talco/Trix-Liz Field and Sulphur Bluff Field; and to assign the correct ownership percentages to Energytec’s oil and gas wells.

Pursuant to the revision of reserves, Energytec evaluated the impairment valuation for the years ended December 31, 2004 and 2003. No charge to impairment was necessary because the reduction in the proved developed and undeveloped reserves did not reduce the estimated value of the reserves below the book value at current market conditions. Additionally, Energytec can secure the necessary permits associated with the 23 dually completed wells and resolve the spacing requirements, bringing these wells into compliance with the rules of the RRC as previously discussed elsewhere in this report, resulting in the ability to assign reserves to the affected reservoirs.

Subsequent to March 18, 2006, the incumbent management with the oversight of the Audit Committee has been aggressively addressing all of the above material weaknesses in our internal control over financial reporting and disclosure controls and procedures. Management has implemented disclosure controls to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and reported to the appropriate level of management. Specifically, these disclosure controls include regularly scheduled management meetings which include operational supervisors and employees, open discussion of current and planned operations, regularly scheduled meetings with the Finance Committee of the Board of Directors who oversee the operating budget and expenditures, capital expenditures budget and the Company’s acquisition and divestiture plans. Additionally, the Company has established a Disclosure Committee which is made up of the Interim CEO, Interim CFO, Controller, Vice President of Drilling and Production, and Purchasing Manager. This committee meets regularly and thoroughly reviews all reports filed or submitted by the Company under the Securities Exchange Act of 1934. Additionally, management with the oversight of the Audit Committee is continuing to evaluate its internal control over financial reporting and other key processes based on the criteria in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in anticipation of an audit of management’s assessment as of December 31, 2006, in compliance with the provisions of the Sarbanes-Oxley Act of 2002.

Notwithstanding the above mentioned efforts, the Company is not in compliance with the periodic reporting requirements of the Securities Exchange Act of 1934 including being delinquent in filing its annual report on Form 10-K for the year ended December 31, 2005, and its quarterly report on Form 10-Q for the quarter ended March 31, 2006. As a result, the Company and its officers and directors could be subject to civil and other penalties due to such non-compliance. There is no assurance that civil and other penalties will not be imposed.

Except as otherwise discussed herein, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Officers

The following table sets forth the names, ages, and positions with Energytec for each of the directors and officers.

Name	Age	Position	Since
Ben T. Benedum	69	Interim Chairman of the Board (effective March 18, 2006), Director	May 2002
Eric Brewster	60	Director and Secretary	Sept. 1999
Frank W Cole*	81	Director
B. Charles Spradlin	72	Director	May 2003
Don Lambert	60	Interim Chief Executive Officer (effective March 18, 2006) President and Chief Operating Officer	Dec. 2004
Dorothea W. Krempein	45	Interim Chief Financial Officer (effective March 18, 2006), Vice President of Finance and Chief Accounting Officer	Feb. 2005
Paul J. Willingham	32	Vice President, Controller	Dec. 2005

*	As stated elsewhere in this report, Frank W Cole was removed from his executive officer positions in March 2006, because of alleged misconduct that came to the attention of the other directors. Energytec has since filed suit against Mr. Cole seeking to recover damages for his conduct that management believes was injurious to Energytec and its stockholders. Mr. Cole has filed suit against Energytec and its management alleging breach of fiduciary duty, among other things. Mr. Cole is considered by management an adversary of Energytec and its stockholders. His decision to continue to serve on the Board of Directors of Energytec under these circumstances creates an irreconcilable conflict of interest for Mr. Cole in discharging any duty to Energytec and its stockholders. Management believes he remains on the Board to create disruption and impede the effective management of Energytec to serve his personal interests. For these reasons, Energytec is not in a position to make any accurate disclosure of his current activities in a biography and has determined not to present any biography on Mr. Cole in order to avoid any potential misstatement.

None of the directors or officers holds a directorship in any other publicly held company. All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualify. Officers serve at the discretion of the Board of Directors. The following is information on the business experience of each director and officer.

Ben T. Benedum. Mr. Benedum has been a practicing lawyer in Oklahoma since 1965 with the firm of Benedum, Benedum and Walkley. He received a BBA degree from the University of Oklahoma (1959) and a MBA from Indiana University (1961). He received his law degree (Juris Doctorate) in 1965 from the University of Oklahoma.

Eric Brewster. Mr. Brewster has a BME from the University of North Texas as well as graduate degrees from the University of North Texas and the University of Houston. He formerly directed the political action committee for a major southeastern lumber conglomerate. He is an educational administrator in Waxahachie, Texas.

B. Charles Spradlin. For the past six years Mr. Spradlin has served as Senior Vice President, Oil and Gas Loan Department, Citizens Bank in Kilgore, Texas. A graduate of Oklahoma University and the University of Southern California, Mr. Spradlin holds BS and MS degrees in Petroleum Engineering. He also attended the University of California at Santa Barbara and Pepperdine University where he pursued advanced business studies. He is a registered professional engineer and a member of the Society of Petroleum Engineers.

Don L. Lambert. Mr. Lambert served as the assistant operating officer of Energytec from September 2002 through December 2005, when he was elected as President and Chief Operating Officer. He was appointed interim Chief Executive Officer effective March 18, 2006. For over five years prior thereto he was self-employed through American Energy Development Associates, an oil and gas consulting and financial advisory firm in Dallas, Texas. Mr. Lambert earned a BBA degree from the University of Houston (1968) and a JD from the University of Houston Law Center (1973).

Dorothea W. Krempein. Ms. Krempein became a Vice President and Chief Accounting Office for Energytec effective February 15, 2005. She was appointed interim Chief Financial Officer effective March 18, 2006. Ms. Krempein is a certified public accountant and holds a BBA degree in accounting from Texas Tech University (1982). Since 1985, Ms. Krempein has been employed by Hutton, Patterson & Company, Certified Public Accountants in Dallas, Texas. She became audit partner in 1989 and the senior audit partner in 2001. Ms. Krempein has audited and provided consulting services to both publicly and privately held oil and gas companies.

Paul J. Willigham. Mr. Willingham became a Vice President effective December 22, 2005. Mr. Willingham is a certified public accountant and holds a BBA degree in accounting from Pensacola Christian College (1997) and a MBA degree in finance from Dallas Baptist University (1999). From 1997 to 2005, Mr. Willingham was employed by Hutton, Patterson & Company, Certified Public Accountants in Dallas, Texas. He became an audit partner in 2001, and has audited and provided consulting services to both publicly and privately held oil and gas companies.

Key Employee

Cary P. Dukes. Cary P. Dukes served as General Manager of Field Operations from January 1, 2006 through March 18, 2006. He was then appointed Vice President of Drilling and Production by the Board of Directors. Prior to his service with Energytec, Mr. Dukes worked 3 years for the engineering and consulting firm James E. Smith and Associates of Tyler, Texas as a project engineer and senior operations specialist. Mr. Dukes retired from ChevronTexaco in mid 2003. He worked for ChevronTexaco via Texaco and Getty Oil Company mergers from 1979 through 2003 both domestically and internationally in supervisory and management positions relating to drilling and production operations.

Board Meetings and Committees

The Board of Directors met six times during the year ended December 31, 2005. All directors attended at least 75 percent of the meetings of the Board. Energytec has established four committees of the board: an audit committee, a finance committee, a nominations committee and a compensation committee. The audit committee is responsible for financial reporting matters, internal controls, and compliance with the Energytec’s financial polices, and meets with Energytec’s auditors periodically. The finance committee oversees the Company’s investor banking relationships, the operating budget and expenditures, and the Company’s acquisition and divestiture plans. The compensation committee considers salary and benefit matters for the executive officers and key personnel of Energytec. The members of the audit committee are Charles Spradlin and Ben T. Benedum. The members of the compensation committee are Charles Spradlin and Ben T. Benedum. The Board of Directors has determined that Charles Spradlin is serving as the audit committee financial expert within the meaning of Item 401(h) of Regulation S-K, and that Mr. Spradlin is “independent” under the definition set forth in Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Board Compensation

Effective January 1, 2004, Energytec’s Directors are now compensated for attending meetings of the Board of Directors or for attending meetings of Board committees. Each Director receives a fee of $1,000 for attendance at Board Meetings and any committee meetings held other than those prior to or at the end of a Board meeting. Expenses are also reimbursed.

Section 16(a) Filing Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of Energytec and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission, and forward copies of such filings to Energytec. Based on the copies of filings received by Energytec, during the most recent fiscal year the directors, officers, and beneficial owners of more than ten percent of the equity securities of Energytec registered pursuant to Section 12 of the Exchange Act have filed on a timely basis all required Forms 3, 4, and 5 and any amendments thereto.

Code of Ethics

UCN has adopted a Code of Ethics applicable to its chief executive officer and chief financial officer, a copy of which will be provided to any person, free of charge, upon request. A request for a copy of the Code of Ethics should be in writing and sent to Chief Financial Officer, Energytec, Inc., 14785 Preston Road, Suite 550, Dallas, Texas 75254.

ITEM 11. EXECUTIVE COMPENSATION

Annual Compensation

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to Energytec for the years ended December 31, 2005, 2004, and 2003 of those persons who were executive officers of Energytec for the year ended December 31, 2005, and who receive annual salary and bonuses exceeding $100,000.

		Annual Compensation	Long Term Compensation
Name and Principal Position	Year	Salary ($)	Restricted Stock Awards(#)	All Other Compensation ($)
Frank W Cole (1) Former Chairman, Former President, and Former Chief Executive and Financial Officer	2005 2004 2003	144,000 12,000 -0-	142,198 -0- -0-	-0- 137,500 88,332

Don L. Lambert (2) Interim Chief Executive Officer, President and Chief Operating Officer	2005 2004 2003	180,942 85,000 69,000	142,198 -0- -0-	-0- 25,000 3,000

Dorothea W. Krempein Interim Chief Financial Officer, Vice President and Chief Accounting Officer	2005 2004 2003	161,220 -0- -0-	-0- -0- -0-	-0- -0- -0-

Paul J. Willingham Vice President, Controller	2005 2004 2003	138,188 -0- -0-	-0- -0- -0-	-0- -0- -0-

(1)	The other compensation paid to Mr. Cole in 2003 and 2004 represents consulting fees paid to him as an independent contractor. Through March 18, 2006, Energytec made available to Mr. Cole for his use a company car. Upon his termination on March 18, 2006, he was allowed to keep the car. The value of the car on March 18, 2006, will be reported as compensation to Mr. Cole in 2006. The annual loan payments on the car through December 31, 2004, are also included in other compensation.
(2)	From July 2003 through November 2005 Energytec made available to Mr. Lambert for his use a company car. The annual loan payments on the car through December 31, 2004, represent other compensation.

Stock Options

In December 2005, the Board approved stock options to be awarded the senior management team and senior staff in January 2006 on a total of 2,000,000 shares of the Company’s common stock at an option price of $4.50 per share, expiring on December 31, 2007. These grants were subsequently revoked in March 2006.

Executive Compensation Arrangements in 2005

There is no present intention to enter into written employment contracts with any of the persons who serve as officers of Energytec. Each of the executive officers serves at the discretion of the Board of Directors and may be terminated at any time for any reason. Upon the recommendation of the compensation committee, the Board of Directors sets annual base salary for each of the executive officers. The compensation committee also recommends to the Board what bonus, if any, will be paid for each year of service, subject to the policy limitation established by the Board that the amount of bonus awarded for any year can not exceed 50 percent of base salary for that year.

The current salaries of the executive officers are as follows:

Don L. Lambert, Interim Chief Executive Officer, President and Chief Operating Officer (1)	$180,000 per year
Dorothea W. Krempein, Interim Chief Financial Officer, Vice President and Chief Accounting Officer	$168,000 per year
Paul J. Willingham, Vice President and Controller	$144,000 per year

(1)	At December 31, 2005 and 2004, the Company had a receivable from Don Lambert, the current interim CEO of the Company, in the amount of $84,295 and $79,795, respectively. The loan originated in 2004 when Mr. Lambert was not an executive officer and before the Company filed its registration statement on Form 10 in May 2005. The receivable bears interest at 6% per annum and is due on demand. The Company expects full payment during 2006. Subsequent to December 31, 2005, Mr. Lambert purchased, from the Company, a vehicle which had been provided for his use. The vehicle was damaged in a storm. The Company was reimbursed for the salvage value of the vehicle as determined by the insurance claims adjuster. The Company no longer provides a vehicle for the use of any officers.

Pursuant to a plan adopted in March 2005, Energytec issued restricted stock awards denominated in its common stock. These shares were issued to various employees and to Mr. Cole and Mr. Lambert. The number of shares issued to both Mr. Cole and Mr. Lambert was 200,000. The restricted stock is entitled to participate in any Energytec distribution to its stockholders. The restricted stock will vest in equal annual portions in January 2006, 2007, and 2008. Vesting of each annual installment is conditioned on continued employment. The restricted stock will also vest immediately upon death or disability of the holder or the sale of greater than sixty percent of Energytec’s assets (excluding the Wyoming assets).

Subsequent to year end, three of the employees and Mr. Cole were terminated. Under the stock compensation plan 282,667 unvested shares available to these individuals were forfeited. The balance of shares available to Mr. Lambert and the one remaining employee in the plan totals 146,666 shares, which will vest equally in January 2007 and 2008.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

Two members of the board of directors, Ben Benedum and Charles Spradlin serve on the compensation committee. None of the members of the compensation committee are current or former employees of Energytec or are related to any current or former employees of Energytec.

Board Compensation Committee Report on Executive Compensation

Creating value for our stockholders is the primary objective of Energytec’s Board. Our committee will support this objective by establishing compensation arrangements that will attract and retain qualified executives. At the same time, we are mindful of, and try to balance our executive compensation arrangements that we believe will (1) motivate and retain talented individuals and reward performance, (2) provide long term performance incentives, (3) encourage the application of prudent decision making processes in an industry marked by volatility and high risk and (4) maintain the alignment of management’s interests with the interests of Energytec’s stockholders.

In the future, as Energytec’s financial base expands, we will generally review executive compensation in June of each year. In reviewing the overall compensation of our officers, we will consider the following components of executive compensation: base salaries, stock grants, cash bonuses, and insurance plans.

In establishing base salaries of our officers, we will not rely on independent consultants to analyze or prepare formal surveys for us. However, when considering salary increases we will make informal comparisons of our executive compensation with the compensation paid to executives of other publicly and privately held companies similar to Energytec. We also rely on our general knowledge and experience in the oil and gas industry, focusing on a subjective analysis of each of our executive’s contribution to Energytec’s overall performance. In addition, we take into account the fact that we do not provide significant prerequisites to our executive officers. While specific performance levels or “benchmarks” are not used to establish salaries or grant stock options, we do take into account historic comparisons of Energytec’s executives with a long term incentive compensation vehicle that could result in future additional compensation to the executives, but only if the value of our common stock increases for all stockholders. All stock options are granted with the exercise prices equal to the fair market value of the common stock on the date of grant. When awarding stock options, we consider the number of options granted on prior occasions and the length of time between option grants. We believe that granting stock options encourages long term performance and helps align the interests of management with our stockholders.

We anticipate that our committee will be reviewing and considering additional incentive compensation arrangements for our executive officers and key management staff.

Respectfully submitted,

Ben T. Benedum

B. Charles Spradlin

Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s Common Stock against the iShares Dow Jones US Energy Index, and the Russell 2000 Index for the period of five years beginning on December 31, 2001 through December 31, 2005 and through June 30, 2006. The Company’s Common Stock began trading on the pink sheets on December 13, 2001. The graph was constructed on the assumption that $100 was invested in the Company’s Common Stock, the iShares Dow Jones US Energy Index, and the Russell 2000 Index on December 31, 2001.

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	6/30/06
Energytec, Inc.	100.00	140.00	840.00	2,726.85	3,110.64	639.01
iShares Dow Jones US Energy Index	100.00	83.94	107.51	141.64	190.75	215.61
Russell 2000 Index	100.00	78.83	114.59	134.65	139.12	149.76

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of July 18, 2006, the number and percentage of the outstanding shares of common stock, which according to the information available to Energytec, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, and (iii) all current directors and executive officers as a group. To the knowledge of Energytec, no person is the beneficial owner of five percent or more of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Number of Common Shares	Percent of Class
Frank W Cole (1) 6130 Spring Valley Dallas, Texas 75254	1,423,304	2.0

Eric A. Brewster (2) 217 Santa Fe Trail Waxahachie, Texas 75165	958,752	1.4

Ben T. Benedum First Fidelity Bank Building, Suite 200 131 East Main Street Norman, Oklahoma 73069	458,160	0.7

B. Charles Spradlin 301 E. Main Street Kilgore, Texas 75662	226,840	0.3

Don L. Lambert (3) (4) 14785 Preston Road, Suite 550 Dallas, Texas 75254	216,140	0.3

Dorothea W. Krempein (4) 14785 Preston Road, Suite 550 Dallas, Texas 75254	-0-	Nil

Paul J. Willingham (4) 14785 Preston Road, Suite 550 Dallas, Texas 75254	-0-	Nil

All executive officers and directors as a group	3,283,196	4.7

(1)	The number of shares includes 66,666 shares of Energytec common stock that vested in January 2006 under a restricted stock plan. The remaining shares that would have vested in 2007 and 2008 are not included.
(2)	The number of shares includes shares subject to a power of attorney executed by Mr. Brewster’s parents that grants him voting and investment control over shares of Energytec common stock they own. Eric Brewster is married to the step daughter of Mr. Cole.
(3)	The number of shares includes 200,000 shares of Energytec common stock that vest in equal annual installments in January 2006, 2007 and 2008 under a restricted stock plan.
(4)	The number of shares does not include options for the purchase of Energytec common stock that was awarded by the Board of Directors in January 2006 and subsequently revoked.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Please see the discussion under “Recent Developments” in ITEM 1. BUSINESS, for information regarding transactions by, and activities of, Frank W Cole that we believe to be in conflict with the best interests of Energytec and its stockholders.

Martha Barton Cole, the spouse of Frank W Cole, owns various working interests in leases and wells in which Energytec holds a working interest. These interests were purchased on the same terms as similar interests were sold to unrelated third parties. The interests Mrs. Cole holds are as follows:

Lease	Percent of Working Interest
Belcher	12.00
Hoffman Bankhead	6.25
McElroy Lease	25.00
Redwater Unit	12.00
Garbade #16	6.25
Garbade #17	6.25
Garbade #18	6.25
Belcher #11	6.25
Belcher #15	6.25
Timmons #21	6.25
Timmons #22	6.25
Timmons #23	6.25
Timmons #24	6.25
Timmons #26	6.25

During 2003, Mrs. Cole exchanged interests in certain properties, producing monthly net income of approximately $200, for interest in properties producing monthly net income of approximately $6,500. Energytec neither received nor paid any cash related to the exchange of the interests.

At the direction of Mr. Cole, Energytec paid $86,365 to various vendors during the first quarter of 2006 to plug wells near Wichita Falls, Texas, which were not owned by Energytec. Energytec has received no compensation or reimbursement for these expenditures. These amounts are recorded as an expense in 2006. Energytec is investigating Mr. Cole’s interest, if any, in the wells and whether the payments to the vendors are indirect advances to Mr. Cole in violation of certain provisions of the Sarbanes-Oxley Act of 2002.

Upon his termination on March 18, 2006, Frank W Cole was allowed to keep the automobile that had been provided for his use by the Company. The value of the car on March 18, 2006, was $7,782.

At December 31, 2005 and 2004, the Company had a receivable from Don Lambert, the current interim CEO of the Company, in the amount of $84,295 and $79,795, respectively. The loan originated in 2004 when Mr. Lambert was not an executive officer and before the Company filed its registration statement on Form 10 in May 2005. The receivable bears interest at 6% per annum and is due on demand. The Company expects full payment during 2006. Subsequent to December 31, 2005, Mr. Lambert purchased, from the Company, a vehicle which had been provided for his use. The vehicle was damaged in a storm. The Company was reimbursed for the salvage value of the vehicle as determined by the insurance claims adjuster. The Company no longer provides a vehicle for the use of any officers.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees and expenses billed by our principal accounting firm, Turner, Stone & Company, L.L.P, for fees and expenses billed during the fiscal year ended December 31, 2005, were as follows:

Audit fees	$57,858
Audit related fees	10,820

Total audit and related fees	68,678

Other consulting fees	—
Tax fees	—

Total fees	$68,678

The fees and expenses billed by Turner, Stone & Company, L.L.P. during the fiscal year ended December 31, 2005, included the audit of the financial statements for the years ended December 31, 2003 and 2004.

Audit related fees were for reviews of our filings on Form 10-Q for 2005, meetings with the Audit Committee, and work required by our filing a registration statement on Form 10 in April 2005.

Each of the permitted non-audit services, if any, has been pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee, other than de minimus non-audit services for which the pre-approval requirements are waived in accordance with the rules and regulations of the Securities and Exchange Commission.

The Audit Committee charter provides that the Audit Committee will pre-approve audit services and non-audit services to be provided by our independent auditors before the accountant is engaged to render these services. The Audit Committee may consult with management in the decision-making process, but may not delegate this authority to management. The Audit Committee may delegate its authority to pre-approve services to one or more committee members, provided that the designees present the pre-approvals to the full committee at the next committee meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

Copies of the following documents are included as exhibits to this report.

Exhibit No.	Title of Document
3.1	Articles of Incorporation*

3.2	Certificate of Amendment to Articles of Incorporation*

3.3	Bylaws*

3.4	Certificate of Amendment to Articles of Incorporation*

10.1	Form of BLM Assignment of Record Title for Big Horn County, WY*

10.2	List of Big Horn County, WY, Leases*

10.3	Assignment of Oil and Gas Lease from Chisholm Resources for Big Horn County, WY*

10.4	Assignment and Bill of Sale of Oil, Gas and Mineral Lease Interest, Hoffman Bankhead, Trix-Liz Field, Titus County, TX*

10.5	Assignment of Production Payment Interest, Hoffman Bankhead, Trix-Liz Field, Titus County, TX*

10.6	Assignment, Bill of Sale and Conveyance, 40% Interest, Hoffman Bankhead, Trix-Liz Field, Titus County, TX*

10.7	Assignment, Bill of Sale and Conveyance, from Alcor, Hutt Field, Atascosa and McMullen Counties, TX*

10.8	Assignment, Bill of Sale and Conveyance, from The July Trust, Hutt Field, Atascosa and McMullen Counties, TX*

10.9	Assignment and Bill of Sale from Jon R. Ray, Hutt Field, Atascosa and McMullen Counties, TX*

10.10	Form of Assignment, Bill of Sale and Conveyance, for the V. Houston A Lease, Hutt Field, McMullen County, TX*

10.11	List of V. Houston A Lease Assignors*

10.12	Assignment, Bill of Sale and Conveyance, to FieldPoint Petroleum, Hutt Field, Atascosa and McMullen Counties, TX*

10.13	Corrected Assignment, Bill of Sale and Conveyance, to FieldPoint Petroleum, V. Houston A Lease, Hutt Field, McMullen County, TX*

10.14	Assignment, Bill of Sale and Conveyance, to The Delray Trust, Hutt Field, Atascosa and McMullen Counties, TX*

10.15	Assignment, Bill of Sale and Conveyance, to Mable Trust, Hutt Field, Atascosa and McMullen Counties, TX*

10.16	Assignment, Bill of Sale and Conveyance, to Mable Trust, V. Houston A Lease, Hutt Field, McMullen County, TX*

10.17	Assignment, Bill of Sale and Conveyance, to James A. Nelson, Hutt Field, Atascosa and McMullen Counties, TX*

10.18	Assignment, Bill of Sale and Conveyance, to Richard & Thyra Zeits, V. Houston Lease, Hutt Field, McMullen County, TX*

10.19	Assignment, Bill of Sale and Conveyance, to Richard & Thyra Zeits, V. Houston A Lease, Hutt Field, McMullen County, TX*

10.20	Oil, Gas, and Mineral Lease, from Carol Andrade Mills, Margaret B. Timmons, Trix-Liz Field, Titus County, TX*

10.21	Form of Oil and Gas Lease (Paid-Up) with respect to Margaret B. Timmons, Trix-Liz Field, Titus County, TX*

10.22	List of Lessors Executing Form of Oil and Gas Lease (Paid-Up) with respect to Margaret B. Timmons, Trix-Liz Field, Titus County, TX*

10.23	Assignment, Bill of Sale and Conveyance, to Audrey G. Crawford, Margaret B. Timmons, Trix-Liz Field, Titus County, TX*

10.24	Salt Water Disposal Agreement, with Tres B. Partnership, Timmons, Trix Liz Field, Titus County, TX*

10.25	Oil, Gas, and Mineral Lease, from George E. Watzlavick, Garbade, Trix-Liz Field, Titus County, TX*

10.26	Form of Oil, Gas, and Mineral Lease with respect to Garbade, Trix-Liz Field, Titus County, TX*

10.27	List of Lessors Executing Form of Oil, Gas, and Mineral Lease with respect to Garbade, Trix-Liz Field, Titus County, TX*

10.28	Oil, Gas, and Mineral Lease, from Rebecca Garbade Maddox, Garbade, Trix-Liz Field, Titus County, TX*

10.29	Oil, Gas, and Mineral Lease, from Lonnie G. Garbade Jr, Garbade, Trix-Liz Field, Titus County, TX*

10.30	Oil, Gas, and Mineral Lease, from Thomas Pate Worsham, Worsham, Sulphur Bluff Field, Rains County, TX*

10.31	Oil, Gas, and Mineral Lease, from Martha Frierson Ellis, Worsham, Sulphur Bluff Field, Rains County, TX*

10.32	Assignment and Bill of Sale, from James R. Williams, Jr., Worsham, Sulphur Bluff Field, Hopkins County, TX*

10.33	Assignment and Bill of Sale, from Della-Back Oil Co. and Doug Wright, Worsham, Sulphur Bluff Field, Hopkins County, TX*

10.34	Assignment and Bill of Sale, from Richard R. and Thyra K. Zeits, Parr, Sugar Hill Field, Titus County, TX*

10.35	Oil, Gas, and Mineral Lease, from Diane and Winde L. Anschuts, Parr, Sugar Hill Field, Titus County, TX*

10.36	Assignment, Conveyance and Bill of Sale of Oil and Gas Properties, from Joe Bailey Allen, Parr, Sugar Hill Field, Titus County, TX*

10.37	Oil, Gas, and Mineral Lease, from Philip M. Proctor, Parr, Sugar Hill Field, Titus County, TX*

10.38	Assignment, Bill of Sale and Conveyance, from Richard R. and Thyra K. Zeits, Belcher, Talco Field, Titus County, TX*

10.39	Form of Oil and Gas Lease (Paid-Up) with respect to Belcher, Talco Field, Titus County, TX*

10.40	List of Lessors Executing Form of Oil and Gas Lease (Paid-Up) with respect to Belcher, Talco Field, Titus County, TX*

10.41	Mineral Deed, from Charles R. Wiggins, Belcher, Talco Field, Titus County, TX*

10.42	Oil and Gas Lease (Paid Up), from Salvation Army of Texas, Belcher, Talco Field, Titus County, TX*

10.43	Oil and Gas Lease (Paid Up), from David J. and Lonia R. Myers, Belcher, Talco Field, Titus County, TX*

10.44	Assignment, Bill of Sale and Conveyance, to Eric B. Weiner, Blackburn, Talco Field, Titus County, TX*

10.45	Assignment, Bill of Sale and Conveyance, to Martin N. Weiner, Blackburn, Talco Field, Titus County, TX*

10.46	Assignment, Bill of Sale and Conveyance, to Robert A. Jaffe, Blackburn, Talco Field, Titus County, TX*

10.47	Assignment, Bill of Sale and Conveyance, to Steven and Stephanie D. Elie, Blackburn, Talco Field, Titus County, TX*

10.48	Assignment, Bill of Sale and Conveyance, to Michael H. Weiner, Blackburn, Talco Field, Titus County, TX*

10.49	Assignment, Bill of Sale and Conveyance, to Ken Keschinger, Blackburn, Talco Field, Titus County, TX*

10.50	Assignment, Bill of Sale and Conveyance, to Stanley W. and Audrey G. Crawford, Blackburn, Talco Field, Titus County, TX*

10.51	Assignment, Bill of Sale and Conveyance, to Jeffrey L. Bryant, Blackburn, Talco Field, Titus County, TX*

10.52	Form of Oil and Gas Lease (Paid-Up) with respect to Blackburn, Talco Field, Titus County, TX*

10.53	List of Lessors Executing Form of Oil and Gas Lease (Paid-Up) with respect to Blackburn, Talco Field, Titus County, TX*

10.54	Assignment, Bill of Sale and Conveyance, from Frank W Cole, McElroy, Talco Field, Titus County, TX*

10.55	Warranty Deed, from Wesley B. and Wanda J. Vandever, Vandever, Talco Field, Titus County, TX*

10.56	Oil, Gas, and Mineral Lease, from Goldmark Resources Inc., Talco Field, Titus County, TX*

10.57	Loan Agreement with American Bank of Texas for the amount of $400,000*

10.58	Form of Security Agreement with American Bank of Texas dated April 11, 2003*

10.59	Security Agreement (Pledge) with American Bank of Texas dated April 11, 2003*

10.60	Assignment and Bill of Sale and Deed, from Rockwall Marketing Corporation, Rockwall, Bowie County, TX*

10.61	Assignment and Bill of Sale and Deed, from Rockwall Marketing Corporation, Rockwall, Cass County, TX*

10.62	Assignment and Bill of Sale and Deed, from Rockwall Marketing Corporation, Rockwall, Rains County, TX*

10.63	Form of Oil and Gas Deed of Trust, Security Agreement Assignment of Production and Financing Statement, with American Bank of Texas*

10.64	Form of Commercial Deed of Trust, Security Agreement Financing Statement and Assignment of Rents, with American Bank of Texas*

10.65	Loan Agreement with American Bank of Texas for the amount of $1,906,846.75*

10.66	Form of Modification Agreement dated April 1, 2003 with the American Bank of Texas*

10.67	Form of Modification Agreement dated October 11, 2004 with the American Bank of Texas*

10.68	Oil, Gas, and Mineral Lease, from Jimmy B. Smith, East Texas Field, Milam County, TX*

10.69	Oil, Gas, and Mineral Lease, from Richard L. Elliott, East Texas Field, Milam County, TX*

10.70	Oil, Gas, and Mineral Lease, from Mary Ann Cudd, East Texas Field, Milam County, TX*

10.71	Assignment of Oil and Gas Leasehold, from Todd Reed, Inc., East Texas Field, Burleson County, TX*

10.72	Oil, Gas, and Mineral Lease, from Flora Mae Owens, East Texas Field, Milam County, TX*

10.73	Oil, Gas, and Mineral Lease, from Gladys Elrod Muska, East Texas Field, Milam County, TX*

10.74	Oil, Gas, and Mineral Lease, from F. M. Praesel, East Texas Field, Milam County, TX*

10.75	Oil, Gas, and Mineral Lease, from De Anne Dymke, East Texas Field, Milam County, TX*

10.76	Oil, Gas, and Mineral Lease, from Nellie Lee Zachry, East Texas Field, Milam County, TX*

10.77	Corrected Partial Assignment of Oil and Gas Lease, to Robert Weseloh, East Texas Field, Milam County, TX*

10.78	Oil, Gas, and Mineral Lease, from Delores Beran, East Texas Field, Milam County, TX*

10.79	Oil, Gas, and Mineral Lease, from Joseph and Judith Slusher, East Texas Field, Milam County, TX*

10.80	Assignment of Working Interest in an Oil and Gas Mineral Lease, from Turner Branch, East Texas Field, Milam County, TX*

10.81	Oil, Gas, and Mineral Lease, from A. A. McVoy Jr., East Texas Field, Milam County, TX*

10.82	Assignment of Oil & Gas Leasehold, to H. H. Coffield, from Caddo Oil Company, Inc., East Texas Field, Burleson County, TX*

10.83	Assignment of Oil and Gas Lease, from Michael Griffin, East Texas Field, Milam County, TX*

10.84	Oil, Gas, and Mineral Lease, from George B. Lumpkins, East Texas Field, Milam County, TX*

10.85	Oil, Gas, and Mineral Lease, from Anthony Roy Nelson, East Texas Field, Milam County, TX*

10.86	Assignment of Oil and Gas Lease, with R&R Resources Corporation, Luling, Caldwell County, TX*

10.87	Assignment of Overriding Royalty Interest, from Charles W. Kennedy, Luling, Caldwell County, TX*

10.88	Oil, Gas, and Mineral Lease, from R.E. Brown, Luling, Caldwell County, TX*

10.89	Assignment and Bill of Sale, from Fidelity Petroleum Corporation, Luling, Caldwell County, TX*

10.90	Oil, Gas, and Mineral Lease, from Mildred Diller, Luling, Caldwell County, TX*

10.91	Oil, Gas, and Mineral Lease, from David Palmer, Luling, Caldwell County, TX*

10.92	Oil, Gas, and Mineral Lease, from F.C. Hinds, Luling, Caldwell County, TX*

10.93	Assignment of Oil, Gas and Mineral Leases and Bill of Sale, Luling, Caldwell County, TX*

10.94	Bill of Sale and Conveyance, to Eddie Edington, Luling, Caldwell County, TX*

10.95	Oil, Gas, and Mineral Lease, from Judy K. Rouse, Luling, Caldwell County, TX*

10.96	Oil and Gas Lease, from Oscar C. Brehmer, Luling, Caldwell County, TX*

10.97	Oil, Gas, and Mineral Lease, from Eddie B. Garcia, Luling, Caldwell County, TX*

10.98	Oil, Gas, and Mineral Lease, from Cynthia William Price, Luling, Caldwell County, TX*

10.99	Oil, Gas, and Mineral Lease, from Frank Hinds, Luling, Caldwell County, TX*

10.100	Oil, Gas, and Mineral Lease, from Carolyn Travis, Luling, Caldwell County, TX*

10.101	Oil and Gas Lease, from Perry E. Nite, Luling, Caldwell County, TX*

10.102	Assignment, from G & H Oil, Inc., Luling, Caldwell County, TX*

10.103	Assignment of Oil and Gas Lease, from Ed Cox, Luling, Caldwell County, TX*

10.104	Assignment and Bill of Sale, from Nina Miley, Kilgore, Rusk County, TX*

10.105	Assignment and Bill of Sale and Quit Claim of Oil and Gas Lease, from Don L. Mathews, Kilgore, Rusk County, TX*

10.106	Assignment to Trustee of Oil and Gas Production, from Guy Morrison, Jr., Kilgore, Rusk County, TX*

10.107	Assignment and Bill of Sale, from Robert O. Morrison, Kilgore, Gregg County, TX*

10.108	Assignment of Oil, Gas and Mineral Lease, from Sid R. Finklea, Kilgore, Gregg County, TX*

10.109	Correction Assignment of Oil, Gas and Mineral Lease, from The Allar Company, Kilgore, Hopkins County, TX*

10.110	Acknowledgement of Assignment of Oil and Gas Lease Interests and Bill of Sale, from The Allar Company, Kilgore, Hopkins County, TX*

10.111	Assignment of Bill of Sale, from Della Back Oil Company, Kilgore, Franklin County, TX*

10.112	Assignment and Bill of Sale Oil and Gas Lease, from David Stanley James, Kilgore, Rusk County, TX*

10.113	Assignment and Bill of Sale and Quit Claim of Oil and Gas Lease, from Neches Oil & Gas Company, Kilgore, Gregg County, TX*

10.114	Assignment and Bill of Sale of Oil and Gas Lease, from Richard J. Lewis, Kilgore, Hopkins County, TX*

10.115	Assignment of Oil, Gas and Mineral Leases, from Jerry Rawlinson, Kilgore, Gregg County, TX*

10.116	Assignment of Oil, Gas and Mineral Leases, from JDT Trust, Kilgore, Gregg County, TX*

10.117	Assignment and Bill of Sale of Oil and Gas Lease, from Teneco Energy, LLC, Kilgore, Rusk County, TX*

10.118	Assignment to Trustee of Oil and Gas Production, from Guy Morrison, Jr., Kilgore, Rusk County, TX*

10.119	Assignment of Oil and Gas Leases and Bill of Sale, from Andy Morrison, Kilgore, Rusk County, TX*

10.120	Assignment and Bill of Sale and Conveyance, from Rodney Lee Williams, Kilgore, Rusk County, TX*

10.121	Correction Assignment of Oil, Gas and Mineral Leases, from Relico Oil and Gas, Inc., Kilgore, Rusk County, TX*

10.122	Oil, Gas and Mineral Lease, from David Palmer, Kilgore, Shackelford County, TX*

10.123	Oil, Gas and Mineral Lease, from Mildred Diller, Kilgore, Shackelford County, TX*

10.124	Assignment and Bill of Sale of Oil and Gas Lease, from Robinson Energy Resources LTD, Kilgore, Rusk County, TX*

10.125	Collateral Assignment of Oil and Gas Lease, from Della-Back Oil Co., Kilgore, Hopkins County, TX*

10.126	Lease agreement dated January 14, 2005 between Andy Morrison Companies, Inc. and Energytec, Inc.*

10.127	Lease agreement dated July 31, 2004 between Signature Business Center and energytec.com, Inc.*

10.128	Lease agreement dated January 10, 2005 between Signature Business Center and Energytec*

10.129	Purchase and Sale Agreement dated March 13, 2003 between Rockwall Marketing Corporation, Producers Pipeline Corporation and Energytec, Inc.*

10.130	Commercial Promissory Note issued by Energytec, Inc. to American Bank of Texas in the principal amount of $400,000.00*

10.131	Form of 8% Convertible Debenture*

10.132	Gas Purchase Agreement dated August 24, 1999 and Amendment dated January 15, 2002 *

10.133	Gladewater National Bank Loan Agreement dated February 27, 20 **

10.134	Gladewater National Bank Promissory Note dated February 27, 2006 **

10.135

Deed of Trust, Security Agreement, Financing Statement and Assignment of Production dated February 27,

2006 – Wood County (excluding exhibits listing oil and gas leases, equipment, and other collateral) **

10.136

Deed of Trust, Security Agreement, Financing Statement and Assignment of Production dated February 27,

2006 – Hopkins County (excluding exhibits listing oil and gas leases, equipment, and other collateral) **

10.137	Assignment to Trustee of Oil and Gas Production dated February 27, 2006 – Wood County (excluding exhibits listing oil and gas leases) **

10.138	Assignment to Trustee of Oil and Gas Production dated February 27, 2006 – Wood County (excluding exhibits listing oil and gas leases) **

21.1	List of Subsidiaries

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These items were filed as exhibits to Energytec’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 2, 2005, and are incorporated herein by reference.
**	These items were filed as exhibits to Energytec’s Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2006, and are incorporated herein by reference.

Financial Statement Schedules

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGYTEC, INC.

Date: July 20, 2006	By:	/s/ Don Lambert
Don Lambert
Principal Executive Officer

Date: July 20, 2006	By:	/s/ Dorothea W. Krempein
Dorothea W. Krempein
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 20, 2006	/s/ Ben T. Benedum
Ben T. Benedum, Director

Date: July 20, 2006	/s/ Eric Brewster
Eric Brewster, Director

Date: July , 2006
Frank W Cole, Director

Date: July 20, 2006	/s/ B. Charles Spradlin
B. Charles Spradlin, Director

Your Vision Our Focus

[LOGO OF TURNER STONE]

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Energytec, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Energytec, Inc. and subsidiary (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, subsequent to December 31, 2005, the Company determined that irregularities in financial reporting, lack of control over certain operations and assets, and possible violations of securities laws led to material litigation both against the Company and by the Company. A key executive was removed by the Board of Directors and independent counsel was engaged to conduct an investigation of the above matters.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Energytec, Inc. and subsidiary as of December 31, 2005 and 2004, and the consolidated results of their operations and cash flows for each of the periods in the three year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

(continued)

Turner, Stone & Company, L.L.P.

Accountants and Consultants

12700 Park Central Drive, Suite 1400

Dallas, Texas 75251

Telephone: 972-239-1660/Facsimile: 972-239-1665

Web site: turnerstone.com

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company does not currently have cash reserves sufficient to meet its capital and operational expenditure budget of approximately $15,000,000 for the year ending December 31, 2006. The Company believes that it may also have potential liability for rescission or damages to investors in the working interest programs and/or purchasers of the Company’s common stock in private placements. These events raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Supplemental Information following Note 12 to the consolidated financial statements is not a required part of the basic consolidated financial statements but is supplemental information required by the Financial Accounting Standards Board. We have applied certain limited procedures, which consisted principally of inquiries of management regarding the methods of measurement and presentation of the supplementary information. However, we did not audit the information and express no opinion on it.

/s/ Turner Stone & Company, L.L.P.

Certified Public Accountants

Dallas, Texas

July 14, 2006

ENERGYTEC, INC.

AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2005 and 2004

ASSETS

	2005	2004
CURRENT ASSETS
Cash and cash equivalents	$4,037,284	$6,567,930
Accounts receivable, revenue	879,583	469,178
Accounts receivable, joint interests	2,211,118	307,500
Accounts receivable, programs	596,700	834,600
Accounts receivable, other	64,738	562,060
Refundable income taxes	1,636,474	—
Accounts receivable, related party	84,295	79,795

TOTAL CURRENT ASSETS	9,510,192	8,821,063

PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts	31,303,209	14,682,694
Gas pipeline	1,595,979	1,559,107
Oil and gas supplies	221,391	342,846
Well service and related equipment	5,891,495	2,753,608

	39,012,074	19,338,255
Less accumulated depreciation, depletion and amortization	1,735,711	1,031,073

NET PROPERTY AND EQUIPMENT	37,276,363	18,307,182

OTHER ASSETS
Long-term receivables, joint interests	4,898,187	1,481,795

TOTAL OTHER ASSETS	4,898,187	1,481,795

	$51,684,742	$28,610,040

The accompanying notes are an integral part of

these consolidated financial statements.

ENERGYTEC, INC.

AND SUBSIDIARY

Consolidated Balance Sheets (Continued)

December 31, 2005 and 2004

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2005	2004
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,229,122	$1,147,911
Accounts payable, revenue	1,324,483	1,104,314
Income taxes payable	—	1,669,977
Turnkey costs payable	8,169,906	1,451,806
Other current liabilities	314,783	—
Debenture bonds	125,000	175,000
Notes payable, current maturities	448,744	826,094

TOTAL CURRENT LIABILITIES	13,612,038	6,375,102

LONG-TERM LIABILITIES
Notes payable, net of current maturities	518,646	977,702
Asset retirement obligations	2,252,464	624,303
Deferred federal income taxes	1,882,643	1,356,879

TOTAL LONG-TERM LIABILITIES	4,653,753	2,958,884

TOTAL LIABILITIES	18,265,791	9,333,986

COMMITMENTS AND CONTENGENCIES (NOTE 10)

SHAREHOLDERS’ EQUITY
Preferred stock (10,000,000 shares authorized, none issued and outstanding, $.001 par)	—	—
Common stock (90,000,000 shares authorized, 69,648,406 issued and 69,648,406, outstanding and 59,534,281 issued and 59,348,981 outstanding, respectively, $.001 par)	69,650	59,535
Additional paid-in capital	35,094,768	20,594,763
Treasury stock, at cost	—	(36,351)
Retained deficit	(1,745,467)	(1,341,893)

TOTAL SHAREHOLDERS’ EQUITY	33,418,951	19,276,054

	$51,684,742	$28,610,040

The accompanying notes are an integral part of

these consolidated financial statements.

ENERGYTEC, INC.

AND SUBSIDIARY

Consolidated Statements of Operations

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
REVENUES
Oil and gas revenue	$2,140,179	$1,003,226	$839,900
Well service revenue	2,953,147	1,440,594	443,789
Gas sales	2,186,373	1,359,089	524,865
Drilling revenue	1,151,848	—	—
Gain on sale of working interests	5,664,175	10,510,501	3,493,002
Gain on sale of drilling program	1,547,320	—	—
Miscellaneous income	—	—	2,553

TOTAL REVENUES	15,643,042	14,313,410	5,304,109

EXPENSES
Oil and gas lease operating expenses	1,304,158	737,092	445,749
Well service expenses	4,406,233	1,234,261	529,426
Gas purchases	2,052,327	1,177,703	449,624
Drilling expenses	565,498	—	—
Depreciation, depletion and amortization	764,932	418,374	329,731
Impairment of long-lived assets	1,054,960	120,905	—
Environmental remediation	2,885,242	—	—
Interest expense	262,999	247,595	180,689
General and administrative expenses	2,972,866	2,034,894	593,881

TOTAL EXPENSES	16,269,215	5,970,824	2,529,100

(LOSS) INCOME FROM OPERATIONS	(626,173)	8,342,586	2,775,009

OTHER INCOME (EXPENSE)
Interest income	5,291	9,842	521
Unrealized loss on investment	—	(1,500)	(7,500)

TOTAL OTHER INCOME (EXPENSE)	5,291	8,342	(6,979)

(LOSS) INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(620,882)	8,350,928	2,768,030
(BENEFIT) PROVISION FOR INCOME TAXES	(217,308)	3,046,900	967,952

NET (LOSS) INCOME	$(403,574)	$5,304,028	$1,800,078

EARNINGS PER SHARE (NOTE 1)
Basic	$(0.01)	$0.09	$0.03

Diluted	$(0.01)	$0.09	$0.03

The accompanying notes are an integral part of

these consolidated financial statements.

ENERGYTEC, INC.

AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2005, 2004 and 2003

	Number of Common Shares	Preferred Stock $.001 Par Value	Common Stock $.001 Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Deficit)	Total
BALANCE, December 31, 2002	44,371,892	$—	$44,372	$3,663,196	$(20,600)	$(107,175)	$3,579,793

Capital stock issued for assets	1,583,117	—	1,583	611,967	—	—	613,550
Capital stock issued for stock dividend	2,307,092	—	2,307	920,530	—	(922,837)	—
Capital stock issued for settlement of notes payable	261,916	—	262	51,640	—	—	51,902
Treasury stock purchased for cash	—	—	—	—	(12,555)	—	(12,555)
Net income	—	—	—	—	—	1,800,078	1,800,078

BALANCE, December 31, 2003	48,524,017	—	48,524	5,247,333	(33,155)	770,066	6,032,768

Capital stock issued for cash	4,945,706	—	4,946	6,919,042	—	—	6,923,988
Capital stock issued for assets	215,000	—	215	166,785	—	—	167,000
Capital stock issued for stock dividend	3,252,626	—	3,253	7,412,734	—	(7,415,987)	—
Capital stock issued for services	225,000	—	225	172,775	—	—	173,000
Capital stock issued upon conversion of notes and debentures	471,932	—	472	272,994	—	—	273,466
Capital stock issued upon exercise of options	1,900,000	—	1,900	403,100	—	—	405,000
Treasury stock purchased for cash	—				(3,196)		(3,196)
Net income	—	—	—	—	—	5,304,028	5,304,028

BALANCE, December 31, 2004	59,534,281	—	59,535	20,594,763	(36,351)	(1,341,893)	19,276,054

Treasury stock retired	(186,053)	—	(186)	(36,165)	36,351	—	—
Capital stock issued for cash	5,623,540	—	5,624	14,010,963	—	—	14,016,587
Capital stock issued for services	25,000	—	25	49,975	—	—	50,000
Capital stock issued upon conversion of debenture	25,000	—	25	49,975	—	—	50,000
Capital stock issued under stock compensation plan	214,668	—	215	429,669	—	—	429,884
Capital stock issued for stock dividend	4,411,970	—	4,412	(4,412)	—	—	—
Net loss	—	—	—	—	—	(403,574)	(403,574)

BALANCE, December 31, 2005	69,648,406	$—	$69,650	$35,094,768	$—	$(1,745,467)	$33,418,951

The accompanying notes are an integral part of

these consolidated financial statements.

ENERGYTEC, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(403,574)	$5,304,028	$1,800,078
Adjustments to reconcile net (loss) income to net cash used in operating activities
Capital stock issued for services	50,000	—	—
Capital stock issued under stock compensation plan	267,736	—	—
Unrealized loss on investment	—	1,500	7,500
Gain on sale of drilling program	(1,547,320)	—	—
Gain on sale of working interests	(5,664,175)	(10,510,501)	(3,493,002)
Depreciation, depletion and amortization	764,932	418,374	329,731
Impairment of long-lived assets	1,054,960	120,905	—
Changes in operating assets and liabilities
Accounts receivable, revenue	(410,405)	(229,082)	(170,133)
Accounts receivable, joint interests	—	73,051	(144,550)
Accounts, receivable programs	237,900	(834,600)	—
Accounts receivable, other	497,322	(491,298)	7,481
Refundable income taxes	(1,636,474)	—	—
Accrued interest, related party	(4,500)	(4,795)	—
Accounts payable and accrued expenses	2,081,211	499,457	319,975
Accounts payable, revenue	220,169	1,104,314
Royalties payable	—	(1,008,695)	408,695
Turnkey costs payable	(1,790,033)	1,061,987	(682,898)
Other current liabilities	314,783	—	(1,627)
Federal income taxes payable	(1,669,977)	1,112,085	547,598
Asset retirement obligation	(307,001)	—	—
Deferred federal income taxes	525,764	934,281	422,598

Net cash flows used in operating activities	(7,418,682)	(2,448,989)	(648,554)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(22,687,015)	(12,853,233)	(3,447,844)
Proceeds from sale of working interests	11,714,880	16,134,708	5,158,974
Proceeds from sale of drilling program	8,000,000	—	—
Payment on note receivable, shareholder	—	—	25,000
Loan advanced to related party	—	(75,000)	—
Advance revenue payments	(5,320,010)	(1,481,795)	—

Net cash flows (used in) provided by investing activities	(8,292,145)	1,724,680	1,736,130

The accompanying notes are an integral part of

these consolidated financial statements.

ENERGYTEC, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows (Continued)

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(836,406)	(1,257,536)	(274,538)
Payments on short-term notes payable	—	(22,650)	(350,000)
Proceeds provided from borrowings on notes payable	—	50,000	576,429
Proceeds provided from sale of common stock	14,016,587	7,328,988	—
Payments for purchase of treasury stock	—	(3,196)	(12,555)

Net cash flows provided by (used in) financing activities	13,180,181	6,095,606	(60,664)

NET (DECREASE) INCREASE IN CASH	(2,530,646)	5,371,297	1,026,912

CASH, beginning	6,567,930	1,196,633	169,721

CASH, ending	$4,037,284	$6,567,930	$1,196,633

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Cash paid for interest	$262,999	$247,595	$180,689

Cash paid for income taxes	$2,563,462	$1,028,151	$8,239

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Capital stock issued for acquisition of assets	$—	$167,000	$613,550

Capital stock issued for settlement of notes payable	$—	$223,466	$51,902

Capital stock issued for stock dividend	$4,412	$7,415,987	$922,837

Capital stock issued for conversion of debenture	$50,000	$50,000	$—

Capital stock issued for services	$50,000	$173,000	$—

Capital stock issued under stock compensation plan, including $162,148 capitalized in well service and related equipment	$429,884	$—	$—

Assets acquired through issuance of notes payable	$—	$162,343	$728,588

The accompanying notes are an integral part of

these consolidated financial statements.

ENERGYTEC, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

Energytec, Inc. (the Company) is a Nevada Corporation principally engaged in the acquisition, exploration and development of oil and gas properties. The Company owns and operates working interests in oil and gas properties located in the southern and northern mid-continent region, which includes Texas and Wyoming. In addition, the Company’s wholly owned subsidiary, Comanche Well Service Corporation, provides contract drilling and well operation services. On April 22, 2006, the Company formed two new wholly owned subsidiaries, Comanche Rig Services Corporation and Comanche Supply Corporation. The primary function of Comanche Rig Services Corporation is to provide contract drilling services to third parties through the utilization of the drilling rigs owned by Comanche Well Service Corporation. Comanche Supply Corporation was established for the sale and distribution of enhanced oil recovery chemicals and materials related to well operation services.

Basis of Presentation and Going Concern Uncertainty

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, due to the circumstances and events described in Note 2, and due to transactions, filings, and other matters that have transpired as a result of the action of the former CEO/CFO, with the participation of his assistant, the Company believes that it may have potential liability for rescission or damages to investors in the working interest programs and/or purchasers of Energytec common stock in private placements on the basis of potential claims that the Company, through the actions of the former CEO/CFO and his assistant, violated the registration requirements of the Securities Act of 1933 and applicable state statutes and/or violated the anti-fraud provisions of Federal and state securities laws and common law fraud. The Company cannot reasonably determine the potential liability and timing of payments at this time. In connection with one of the private placements the investors were given a contractual right to put the shares back to Energytec for a total amount of $11,388,923. Under present circumstances management does not expect that the Company will honor the put because it would render the Company insolvent in violation of Nevada corporation law. Should litigation arise under the circumstances described above, it would likely add significantly to the financial burden of the Company, not to mention the time and resources management may need to devote to litigation matters that will distract it from pursuing the business of Energytec. The Company is exploring its options with respect to an orderly disposition of selected properties and assets to fund a staged resolution of potential claims for rescission and damages beginning in 2007.

The Company does not currently have cash reserves sufficient to meet its capital and operational expenditure budget of approximately $12,000,000 for the remainder of 2006 and to fund potential claims for rescission or damages against Energytec. Additionally, due to the regulatory violations as described in Note 2, production has been severed on specific leases and the Company has incurred significant costs associated with bringing wells on these leases back into compliance in order to resume production. This has severely impacted the Company’s cash

ENERGYTEC, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

flow, resulting in the accumulation in 2006 of past due vendor payables of approximately $2,200,000. The Company also expects general working capital needs to total approximately $800,000 through the remainder of 2006.

In light of the Company’s current cash position, the reduction in revenue due to severed leases, and the uncertainties related to potential litigation and resulting liability, there is substantial doubt about the Company’s ability to continue as a going concern. In the opinion of management, approximately $15,000,000 will be required during the year 2006 to fund continuing operations. Funds to meet the capital and operational expenditure budget and satisfy vendors is expected to be derived from operations, sale of identified surplus equipment, joint venture and partner financing, and debt lending or mezzanine financing (in support of drilling opportunities). Despite these alternatives, there can be no assurance that management’s efforts to adequately provide for the contingencies will be successful.

Principles of Consolidation

The accompanying consolidated financial statements include the general accounts of the Company and its wholly owned subsidiary, Comanche Well Service Corporation (CWS), each of which have fiscal year ends of December 31. All significant intercompany account balances and profits have been eliminated in the consolidation. Neither Comanche Rig Services Corporation (CRS) nor Comanche Supply Corporation (CSC) had any activity prior to 2006.

Method of Accounting for Oil and Gas Properties

The Company uses the successful efforts method of accounting for oil and gas producing activities, as set forth in the Statement of Financial Accounting Standards (SFAS) No. 19 “Financial Accounting and Reporting by Oil and Gas Producing Companies.” Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs and costs of carrying and retaining unproved properties are expensed as incurred.

Unproved oil and gas properties that are individually significant are assessed annually for impairment of value, and a loss is recognized at the time of impairment by providing an impairment valuation allowance (See “Impairment” below). Other unproved properties are amortized based on the Company’s experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated residual salvage values, are depreciated and depleted by the units-of-production method. For the years ended December 31, 2005, 2004 and 2003, the Company recorded depletion expense totaling $250,764 , $125,437 and $87,331, respectively. Support equipment and other property and equipment are carried at cost and depreciated over their estimated useful lives (see below).

ENERGYTEC, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On the sale or retirement of a complete or partial unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. During the years ended December 31, 2005, 2004 and 2003, the Company sold various interests in its proved oil and gas properties and received proceeds totaling $11,714,880, $16,134,708 and $5,158,974, respectively, and recognized gains totaling $5,664,175, $10,510,501 and $3,493,002, respectively. During October 2005, $271,807 was received by the Company for the purchase of working interests. Specific lease and well information was not identified with regard to this sale of working interests and did not occur prior to December 31, 2005; therefore, this amount is included in “Other current liabilities” in the accompanying consolidated balance sheet as of December 31, 2005, and no gain was recognized. The Company also recognized a gain on the sale of drilling sites owned by the Company included in a drilling program as described at Note 9.

On sale of an entire interest in an unproved property for cash or cash equivalents, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property has been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

The costs of production related to the Company’s working interest ownership, including labor to operate the wells, material supplies, repairs and maintenance and other related expenses are expensed as incurred.

Property and Equipment

Well service equipment and other depreciable assets are stated at cost. The cost of maintenance and repairs is charged to expense as incurred; significant renewals and betterments are capitalized. Depreciation is computed using an accelerated method over estimated useful lives ranging from five to seven years. For the years ended December 31, 2005, 2004 and 2003, depreciation expense totaled $514,168, $292,937 and $242,400, respectively.

Revenue Recognition

The Company recognizes revenue from the sales of crude oil and natural gas when title passes to the customer. Crude oil and natural gas is sold to approximately six purchasers located in Texas. The Company receives revenues directly from the purchaser. Revenues from the production of properties in which the Company has an interest with other producers are recognized on the basis of the Company’s net working or royalty interest. Revenues owned by working interest partners are recorded as accounts payable, revenues. Lease operating expenses and capital expenditures to be borne by the working interest partners are netted against their portion of revenues.

Revenues from the workover and rehabilitation of oil and gas properties through the Company’s CWS subsidiary are recognized when the services have been performed.

ENERGYTEC, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also recognizes income from the transportation of natural gas through its pipeline. Revenue is recognized when title passes to the customer and is based upon the volume of natural gas passing through the pipeline. Gas sales in the accompanying consolidated financial statements represent the revenue received from the customer based upon the volume of gas at a spot rate determined pursuant to a purchase contract with the customer. Gas purchases represent the gas purchased at the spot rate as defined by the purchase contract less a fee of $0.55 per mcf.

The Company recognizes drilling revenue under a drilling program agreement at a standard daily drilling rate of $3,000 per day plus costs as drilling progresses (Note 9).

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Impairment

The Company has adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and periodically evaluates, using independent appraisals and projected undiscounted cash flows, the carrying value of its long-lived assets and proved oil and gas properties whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of are reported at the lower of carrying value or fair value less cost to sell. Fair values used for impairment identification are based on discounted cash flow amounts determined by the reserve reports. During the years ended December 31, 2005 and 2004, the Company identified and recognized impairment charges to earnings of $1,054,960 and $120,905, respectively, relating to its proved and unproved oil and gas properties. Oil and gas properties as presented in the consolidated balance sheet are reflected net of a valuation allowance for impairment of $1,175,865, $120,905, and $0 as of December 31, 2005, 2004, and 2003, respectively. For the year ended December 31, 2005, impairment of $398,837 was recognized on leases which had expired or were no longer deemed suitable for further exploration. Additional impairment of $656,123 was recognized due to lack of sufficient productive history on two additional leases. There were no impairment charges for the year ended December 31, 2003 (See Notes 2 and 3). Unproved oil and gas properties are periodically assessed for impairment following the guidance provided in SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies”.

Cash and Cash Flows

For purposes of the statements of cash flows, cash includes demand deposits, time deposits and short-term liquid investments such as certificates of deposit with a maturity of three months or

ENERGYTEC, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

less when purchased. The Company maintains deposits at several financial institutions, the balances of which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). However, the Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risks from these excess deposits.

Earnings per Share

Basic earnings per share amounts are computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the periods. Diluted earnings per share amounts take into consideration all potentially dilutive common shares such as options (Note 8) and convertible securities (Note 4).

As discussed in Note 4, the Company declared stock dividends in each of the years ending December 31, 2005, 2004 and 2003. Earnings per share for the years ended December 31, 2004 and 2003, have been retroactively restated to reflect the stock dividends.

	2004	2003
EPS, as originally reported
Basic	$0.10	$0.04
Diluted	$0.10	$0.04
EPS, as restated
Basic	$0.09	$0.03
Diluted	$0.09	$0.03

For basic earnings per share purposes, for the years ended December 31, 2004 and 2003, restated weighted average common stock shares outstanding totaled 58,147,096 and 57,793,966, respectively. For diluted earnings per share purposes, for the years ended December 31, 2004 and 2003, restated weighted average common stock shares outstanding totaled 58,234,596 and 54,106,773, respectively, and included shares relating to the assumed conversion of notes and debentures and the assumed exercise of stock options. Net income for diluted earnings per share purposes includes the add back of the interest savings from the assumed conversion of notes and debentures, net of the related tax effects. The basic earnings per share for the year ended December 31, 2005, was calculated using weighted average common stock shares outstanding totaling 65,673,277. For the year ended December 31, 2005, potentially dilutive securities are excluded from the computation as their effect is anti-dilutive.

Accounts Receivable and Doubtful Accounts

The Company’s receivables consist primarily of amounts due from unaffiliated working interest owners and crude oil and natural gas producers. These receivables are unsecured and generally due within 60 days. The accounts receivable, joint interests and long-term receivables, joint interests, totaled $2,211,118 and $4,898,187 respectively, at December 31, 2005. The accounts receivable, joint interests and long-term receivables, joint interests, totaled $307,500 and

ENERGYTEC, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$1,481,795, respectively at December 31, 2004. These balances are due from working interest owners and resulted from revenue distributions based upon estimated production which exceeded actual production. These excess distributions will be repaid from net revenue distributions over periods up to 36 months, from the sale of the properties, and/or offsets against potential rescission liabilities (Note 2). Amounts estimated to be repaid in excess of one year are classified as non-current.

Allowances for uncollectible accounts and past due accounts are determined by the facts and circumstances of each particular case. However, because working interest receivables are generally repaid through withholdings from net revenue distributions, allowances for uncollectible accounts are not material and have not been recognized based upon the recoverability of the balances from future net cash flows from production.

Receivables from the sale of crude oil and natural gas may have credit risk exposure due to delays or interruptions of production, mechanical problems, damages to current producing reservoirs and government regulation, including any curtailment of production or interruption of transportation of oil or gas produced from the wells.

The Company has also recorded a receivable for the sale of working interest programs. This amount represents the proceeds on the sale of working interests in the fourth quarter of the Company’s fiscal year that were received subsequent to year end. The sale of working interests is recorded upon the receipt of the signed purchase agreement.

Income Taxes

Income taxes are determined using the liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Stock-Based Compensation

In December 2004, the FSAB issued SFAS No. 123R, “Share-Based Payments”, revising SFAS No. 123, Accounting for Stock-Based Compensation, and superseding Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS No. 123R applies to all awards granted after the required effective date and

ENERGYTEC, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to awards modified, purchased or canceled after that date. Adoption was effective June 15, 2005. There have been no such awards granted, modified, purchased, or canceled since March 15, 2005. Management does not believe the adoption of this accounting pronouncement will have a material impact on the Company’s financial position or operating results (Note 8).

There would have been no effect on the Company’s net income (loss) and earnings per share for 2005, 2004 or 2003, if compensation cost had been determined based on the fair value at the grant dates in accordance with SFAS Nos. 123 and 148, “Accounting for Stock-Based Compensation”. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.38%; no expected dividends; expected lives of 3 to 4 years; and expected volatility of 32.14%.

Fair Value of Financial Instruments

In accordance with the reporting requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash, accounts receivable and accounts payable approximate their carrying amounts due to the short maturity of these instruments. The carrying value of short and long-term debt also approximates fair value since their terms are similar to those in the lending market for comparable loans with comparable risks. None of these instruments are held for trading purposes.

Asset Retirement Obligations

Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”. Pursuant to this accounting standard, the Company recognized additional net liabilities at December 31, 2005, 2004 and 2003, of $1,628,161, $327,016 and $248,192, respectively, for asset retirement obligations related to the future costs of plugging and abandoning its oil and gas properties, the removal of equipment and facilities from lease acreage and returning such land to its original condition. These costs reflect the legal obligations associated with the normal operation of oil and gas properties and were capitalized by increasing the carrying amounts of the related long-lived assets by the fair value of these obligations, discounted to their present value. These costs do not reflect any obligations associated with injection or disposal wells. Any abandonment costs associated with these wells will be expensed when incurred.

During the year ended December 31, 2005, the Company recognized additional liabilities totaling $1,872,732 associated with 20 additional wells drilled in its Talco/Trix-Liz Field and Sulphur Bluff Field, the acquisition of 61 wells in its Como Field and the rising costs of plugging and abandonment costs. Additionally, the Company expended $307,001 during 2005 to plug wells in accordance with Texas Railroad Commission regulations.

ENERGYTEC, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the carrying amount of the Company’s asset retirement obligations for the years ended December 31, 2005, 2004 and 2003 are as follows.

	2005	2004	2003
Balance at beginning of year	$624,303	$297,287	$49,052
Accretion expense	62,430	29,729	4,905
Payments	(307,001)	—	—
Liabilities incurred	1,872,732	297,287	243,287

Balance at end of year	$2,252,464	$624,303	$297,287

Accretion expense of $62,430, $29,729, and $4,905 is included in “Depreciation, depletion, and amortization” in the accompanying consolidated statement of operations for the years ended December 31, 2005, 2004, and 2003, respectively.

Reclassifications

Certain reclassifications have been made to prior years to conform to the 2005 presentation.

Recent Accounting Pronouncements

During the year ended December 31, 2005 and through June 2006, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FASB) the most recent of which was SFAS No. 156, “Accounting for Servicing of Financial Assets- an Amendment of FASB Statement No. 140”. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

2. SIGNIFICANT EVENTS

On March 18, 2006, the Company’s Board of Directors removed the Chief Executive Officer who also served as Chief Financial Officer and the Chairman of the Board, pursuant to reports of irregularities in financial reporting, lack of control over operations and assets at the Company’s Talco facility in East Texas, concerns related to the sale of working interests in leases, and possible violations of the Company’s Code of Ethics and Regulation FD Compliance Policy. Under Nevada law he may continue to serve as a director until he resigns or is not reelected. However, he can no longer serve in the capacity of Chairman of the Board. The Audit Committee of the Board of Directors engaged independent counsel to conduct an investigation of the alleged irregularities and the Company began an internal review process.

ENERGYTEC, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The independent investigation, independent audit of the financial statements and internal review process has revealed the following:

Sale of Securities and Commissions

From September 2002 until January 2006, the Company offered the sale of working interests to various investors who were believed to be “accredited investors” who met certain financial wealth or income conditions or had other characteristics specified in Rule 501(a) of Regulation D adopted under the Securities Act of 1933.

From September 2002 through January 2006, payments totaling $7,002,395 were made to various individuals as commissions on the sale of working interests and on the sale of the Company’s common stock through various private placements. These payments are in violation of federal and state securities laws and/or the rules of the National Association of Securities Dealers, Inc. because the commissions were paid to individuals who were not licensed or otherwise registered as a broker, dealer, agent, or investment advisor under applicable federal or state securities statutes, with the exception of one. One individual was registered but received payments without disclosing the activity to, and without obtaining the permission of, the broker-dealer firm with which he was associated. Payments were identified and recorded in the financial records of the Company as “consulting,” “services,” “legal fees,” “broker fees” and/or “acquisition fees.”

Commissions associated with the sale of working interests were recorded as a cost which reduced the gain on sale of working interests and totaled $151,623, $391,456, $1,252,523 and $2,923,360 for the years ended December 31, 2002, 2003, 2004 and 2005, respectively. The amount recorded for the year ended December 31, 2005, includes $728,860, which was paid in January 2006.

Commissions associated with the sale of the Company’s common stock through private placements totaled $32,500, $139,000, and $987,164 for the years ended December 31, 2003, 2004, and 2005, respectively. The amount recognized for the year ended December 31, 2005 includes $427,911 paid in 2006. For the year ended December 31, 2005, proceeds from the sale of a private stock placement in October and November were utilized for the acquisition of the Company’s Como Field and related commissions totaling $441,811 were capitalized as a cost of the acquisition. The remaining commissions associated with sales of common stock through private placements were charged to additional paid in capital.

Commissions in the form of a carried working interests totaling $948,719 were paid to one individual and are included in the total commissions as noted above.

The payment of commissions was not disclosed to Energytec’s Board of Directors and/or Audit Committee and was not disclosed in a Notice of Sale of Securities on Forms D with the Securities and Exchange Commission. Reports on Form 8-K filed with the Securities and Exchange Commission on November 9, 2005 and November 29, 2005 that reported the offer and

ENERGYTEC, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sale of common stock stated that no commissions were paid in connection with that offer and sale of the common stock. In January 2006, subsequent to the filing of the Forms 8-K, the former CEO/CFO with the participation of his assistant caused Energytec to pay $1,171,771 in commissions associated with the offer and sale of common stock and working interests.

As a result of these actions, Energytec believes that it potentially might have to offer rescission to certain investors in the working interest programs and/or purchasers of Energytec common stock in private placements. The cost of such private rescission offers is expected to be substantial, but the amount and timing of the rescission cannot be reasonably estimated at this time.

Subsequent to the Board Actions on March 18, 2006, the Company discontinued the sale of working interests and the payment of commissions.

Reserves

From the Company’s inception through March 2006, the Company’s former CEO/CFO was solely responsible for all drilling and producing activities of the Company, as well as information that was included in the Company’s regulatory filings. For the years ended December 31, 1999 through December 31, 2003, he provided information for the preparation of the Company’s reserve reports to a third-party engineer. It was subsequently determined that this individual was not a licensed petroleum engineer. For the year ended December 31, 2004, the former CEO/CFO personally prepared the Company’s reserve report.

In December 2005, the Company engaged an independent engineering firm to conduct a study of its reserves as of December 31, 2005. Pursuant to the reserve study it was determined that twenty-three (23) wells were dually completed in non-permitted separately recognized reservoirs in the Talco/Trix-Liz Field without the proper permitting and spacing required by the Texas Railroad Commission (RRC). Additionally, commingling of production from permitted and non-permitted reservoirs resulted in the inability to assign reserves to either the permitted or non-permitted reservoirs causing the reserves to be substantially understated as of December 31, 2005. It was determined that the reserves for the year ended December 31, 2004, had included reserves associated with non-permitted zones in these leases as well as mathematical errors and other errors in ownership percentages and production, resulting in reserves that were incorrectly reported in the Company’s 2004 SAS 69 disclosures and in information filed with the Company’s Form 10 in May of 2005 (Notes 1 and 3).

The impact of the violations of RRC rules and regulations was the loss of income to the Company and its working interest partners of an undetermined amount.

Mismanagement and Misappropriation

From 2002 through December 31, 2005, the Company sold working interests in various oil and gas properties to investors. The CEO/CFO determined monthly payments to investors based on

ENERGYTEC, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

projections of production rather than the actual net production income attributable to the working interest purchased by the investors in accordance with industry practices for working interest ownership. The projected production was substantially greater than the actual production. Additionally, lease operating expenses relative to the percentage of ownership held by working interest partners were not properly netted against the revenue distributions. These factors resulted in payments made to working interest owners which exceeded the amounts due to them by approximately $9,000,000 through February 2006. These amounts have been recorded as receivables from the working interest owners to be recouped from future net revenue distributions, the sale of the properties, or through offset against rescission as discussed above (Note 1).

At the direction of the former CEO/CFO, the Company paid $86,365 to various vendors during the first quarter of 2006 to plug wells, in Wichita Falls, Texas, which were not owned by the Company. The Company has received no compensation or reimbursement for these expenditures. These amounts are recorded as an expense in 2006.

The district manager of the Company’s office in Talco, Texas, and his wife, who also served as a district manager of the Talco office, allegedly used employees and assets of the Company to construct a barn, corral, metal pipe fences, stock tanks, and other improvements on the former district manager’s personal property over a period of approximately twenty-six (26) months. Company employees were also apparently utilized as domestic help and ranch hands on the former district manager’s personal property.

The extent of loss due to the personal use of Company assets and employees is currently estimated to be approximately $345,000, including approximately $34,000 of lost revenue associated with used pipe which could have been sold as scrap. Of this amount, approximately $124,000 was originally recorded as capitalized tubing cost on various oil and gas properties and the remainder was expensed as salaries over the twenty-six (26) month period. The capitalized costs were expensed as of December 31, 2005. Advances of $40,000 were made to the district manager to cover operating expenses associated with the Talco/Trix-Liz field. The advance is included in current receivables in the accompanying financial statements. Expense reports were periodically submitted to the Company for reimbursement with no offset against the outstanding advance. Subsequent to year end, approximately $11,300 of these advances were adjusted and expensed for valid business expenses incurred in the first quarter of 2006.

Management has decided not to restate the financial statements for the year ended December 31, 2004, for the effect of the personal use of assets attributable to that year. The effect of a restatement would be a reduction of net income for the year ended December 31, 2004 of approximately $36,400, net of taxes. There would be no impact on basic or fully-diluted earnings per share.

Salaries for the years ended December 31, 2005 and 2004, include approximately $80,000 and $91,000, respectively, which were paid for non-company related work. Additional amounts for such activities of approximately $16,000 were paid in the first quarter of 2006.

ENERGYTEC, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Improper Sale of Pledged Oil & Gas Properties

On April 1, 2003, the Company borrowed $1,906,047 from American Bank of Texas. The loan was secured by the oil and gas properties and equipment in the Redwater field, among other things. Even though the bank held a security interest in these assets, 83.62% of the working interests in the Redwater Unit and the J.D. Owen #2 were sold in violation of the lending covenants and/or collateral restrictions with American Bank of Texas and the assignments for the sale of the working interests were not recorded with the appropriate county clerk. These sales were not reported to or approved by the Board of Directors (Note 4).

Litigation

As a result of the findings and subsequent events, Energytec has filed various complaints and is now the defendant in several actions.

In May 2006, Energytec filed a lawsuit against nine defendants alleging the defendants sold working interests and common stock of Energytec, were paid commissions, and conspired with the former chief executive officer of Energytec to obfuscate the commission payments. The defendants were either not registered brokers, so the payment of commissions was a violation of Section 15(a) of the Securities Exchange Act of 1934 and/or applicable state statutes, or did not disclose the commission arrangement to the brokerage firm with which they were affiliated and engaged in “selling away”, which is a violation of NASD regulations. The lawsuit also alleges that the defendants failed to disclose the commission arrangement to investors and made other material misstatements or omissions in connection with the sale of securities to investors in violation of Section 10(b) of the Securities Exchange Act of 1934, anti-fraud provisions in the Texas Securities Act, and common law fraud. The Company settled with one of the defendants. One of the defendants has filed an answer without a counterclaim. Two of the defendants have filed motions to dismiss for failure to state sufficient facts to support a cause of action, which the Company intends to oppose. The other four defendants have not yet answered, so Energytec does not know whether any of the other defendants will assert counterclaims or the amount of any claims that potentially might be brought against it.

In May 2006, Energytec filed a lawsuit against its former CEO/CFO and his assistant, alleging the defendants engaged in a number of acts and omitted to take certain actions with respect to offers and sales of working interests and common stock of Energytec, maintenance and management of the books and records of Energytec, supervision and management of Company operations and personnel, and preparation and filing of reports with federal and state agencies, which constituted violations of: (i) their respective fiduciary and other duties to Energytec and its stockholders, (ii) disclosure rules, internal control requirements, and certification requirements under the Securities Exchange Act of 1934; (iii) the anti-fraud prohibitions set forth in Section 10(b) of the Securities Exchange Act of 1934; and (iv) common law fraud. On June 27, 2006, the defendants filed a motion to dismiss the complaint for failure to allege sufficient facts to state a claim for relief. Energytec intends to respond to the motion and take such

ENERGYTEC, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

additional action it deems prudent to continue to pursue its claims against the defendants. Since the defendants have not filed an answer, Energytec does not know whether any of the defendants will assert counterclaims against Energytec or the amount of any claims that may be brought against it.

In June 2006, the former CFO/CEO and his assistant filed a lawsuit on behalf of themselves and the other Energytec shareholders alleging Energytec and its officers and directors acted improperly in removing him from office and have since acted improperly in the management of the Company, and that this misconduct represents a breach of their respective fiduciary duties to Energytec. The complaint further alleges that the interim CEO made misrepresentations to the Company that amount to fraud, converted a company vehicle to his own use, and has failed to repay a loan made by Energytec.

In June 2006, Energytec filed a lawsuit alleging the prior district managers in the Talco district office engaged in a regular pattern of theft and conversion of Company property and resources, falsification of Company records, and breach of duties as employees to Energytec, all in violation of Texas law. Defendants filed an answer to the complaint on June 26, 2006, alleging certain deficiencies in the pleading and requesting an order requiring amendment, denying the substantive allegations asserted by Energytec, and asserting counterclaims for additional compensation from Energytec and claiming Energytec, through its agents, slandered the defendants. Energytec is now evaluating how it will respond, but intends to deny and defend the substantive allegations of the counterclaims.

In May 2006, one of the defendants in the action brought by Energytec against unlicensed brokers, brought action against 17 defendants, including Energytec, each of the directors and officers of Energytec (except for the former CEO/CFO), certain employees of Energytec, a former director, and certain attorneys and law firms representing Energytec. The complaint alleges that the directors and officers of Energytec conspired to drive down the price of Energytec’s common stock as part of a plan to take over control of Energytec, and used Energytec to wrongfully take money from investors and deprive them of the benefit of their investment in oil and gas working interests. The complaint seeks compensatory damages of $1 billion and punitive damages of $2.5 billion. Energytec intends to vigorously defend the lawsuit and is of the view that the lawsuit was filed in retaliation for the lawsuit it filed against him. The defendant’s prayer for damages is, in Energytec’s opinion, unrealistic and devoid of merit, and the likelihood that he will recover these amounts is remote. However, Energytec and other defendants have yet to file any answer or other response to the lawsuit, so it cannot predict at this time whether or to what extent any recovery may be had against Energytec.

3. EFFECT OF REVISIONS TO RESERVES

As discussed in Note 2, in December 2005, the Company engaged an independent engineering firm to conduct a study of its reserves as of December 31, 2005. Pursuant to the reserve study it was determined that 23 wells were dually completed in non-permitted separately recognized reservoirs in the Talco/Trix-Liz Field without the proper permitting and spacing required by the

ENERGYTEC, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Texas Railroad Commission (RRC). Additionally, commingling of production from permitted and non-permitted reservoirs resulted in the inability to assign reserves to either the permitted or non-permitted reservoirs causing the reserves to be substantially understated as of December 31, 2005.

Energytec, in consultation with the independent engineering firm, also conducted a thorough review of the engineering data and the reserve report previously prepared for the year ended December 31, 2004 and 2003, noting the over assignment of proved reserves to wells in the Talco/Trix-Liz Field that were unsupported by actual production for the year ended December 31, 2003.

This resulted in a reduction in the proved developed and undeveloped reserves in the amount of 1,294,441 barrels of oil for 2003. Upon evaluation of the impairment valuation for the year ended December 31, 2003, no charge to impairment was necessary as a result of the reduction in the proved developed and undeveloped reserves because the revised estimated value exceeded the book value at current market conditions.

For the year ended December 31, 2004, we noted the assignment of proved reserves to separately recognized reservoirs in the Talco/Trix-Liz Field without a conclusive formation test, the drilling and completion of wells in the Talco/Trix-Liz Field in violation of the field spacing rules as governed by the RRC, the assignment of proved reserves to wells in the Talco/Trix-Liz Field and Sulphur Bluff Field that were unsupported by actual production, and the usage of incorrect ownership interests in certain wells resulting in the assignment of incorrect reserve amounts to Energytec’s net interest.

These errors and irregularities resulted in a reduction in the proved developed and undeveloped reserves, for 2004, in the amount of 1,178,930 barrels of oil. The effect of incorrect ownership interests in certain wells was insignificant and resulted in an increase in the ownership interest attributable to Energytec. Upon evaluation of the impairment valuation for the year ended December 31, 2004, no charge to impairment was necessary as a result of the reduction in the proved developed and undeveloped reserves because Energytec can secure the necessary permits associated with the 23 dually completed wells and resolve the spacing requirements, bringing these wells into compliance with the rules of the RRC, resulting in the ability to assign reserves to the affected reservoirs during 2006 and the revised estimated value, exclusive of the effect of the 23 dually completed wells, exceeded the book value at current market conditions.

The reserves for the years ended December 31, 2004 and 2003, were incorrectly reported in Energytec’s 2004 and 2003 SAS 69 disclosures. The Company has updated the reserve reports and the SAS 69 disclosures for the years ended December 31, 2004 and 2003, to remove reserves associated with the wells that were without the proper permitting and spacing required by the RRC, to assign reserves in the Talco/Trix-Liz Field and Sulphur Bluff Field that are supported by actual production, and to assign the correct ownership percentages to Energytec’s oil and gas wells.

ENERGYTEC, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has begun the process of obtaining the proper permits for each of the 23 dually completed wells, and expects to secure a majority of these permits by the end of December 2006. The Company will also petition the RRC to amend the field spacing requirements in order to secure the proper permits for each of the wells that currently violates the field spacing rules.

The Company has subsequently resolved the commingling of production from the 23 wells in the Trix/Liz Field by isolating the non-permitted zones in order to restore production to permitted zones. This isolation will establish production data from the permitted zones which establishes a basis for the assignment of proved reserves. The Company has 24 additional wells in the Trix/Liz Field with non-commingled production. The Company expects to return to production an additional 26 wells before the end of 2006. The majority of these wells will be returned to production upon obtaining the proper permits and complying with field spacing requirements as noted above. The remaining wells require workovers or maintenance in order to return to production. Energytec expects to deliver to our independent engineer sufficient production data in order to assign proved reserves to all 50 wells along with data to establish additional undeveloped locations. Management believes that these activities will result in a significant increase to improved reserves at December 31, 2006.

The impact of the violations of RRC rules and regulations was the loss of income to Energytec and its working interest partners of an undetermined amount.

4. CAPITAL STRUCTURE DISCLOSURES

The Company’s capital structure consists of preferred stock and a general class of common stock. The Company is authorized to issue 100,000,000 shares of all classes with 10,000,000 shares being designated as preferred stock and 90,000,000 shares being designated as common stock.

On October 7, 2005, the Company declared a seven percent stock dividend paid on October 31, 2005, to holders of record as of October 21, 2005. The stock dividend resulted in the issuance of 4,411,970 shares of the Company’s common stock valued at $4,412. On September 15, 2004, the Company declared a six percent stock dividend paid on November 15, 2004, to holders of record as of November 1, 2004. The stock dividend resulted in the issuance of 3,252,626 shares of the Company’s common stock valued at $7,415,987. On May 16, 2003, the Company declared a five percent stock dividend paid on July 1, 203, to holders of record as of June 15, 2003. The stock dividend resulted in the issuance of 2,307,092 shares of the Company’s common stock valued at $922,837. For the years ended December 31, 2003 and 2004, the value of the stock issued in the stock dividends was determined based upon the market value of the stock at the close of business on the ex-dividend date. However, because the Company had a retained deficit at December 31, 2004, as a result of the 2004 stock dividend, the value of the stock issued as a dividend in 2005 was determined at par value pursuant to the requirements of the Securities Exchange Commission. As discussed in Note 1, earnings per share for the years ended December 31, 2004 and 2003, have been restated to reflect the effect of the stock dividends.

ENERGYTEC, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2005, no preferred shares have been issued and no series, rights or privileges have been designated. The Company’s common stock shares contain one voting right per share and contain the rights to dividends if and when declared by the Board of Directors.

Subsequent to December 31, 2005, 75,000 shares of the Company’s common stock were issued to an employee of the Company in exchange for services rendered.

5. BORROWINGS

The Company’s borrowings consist of a note payable to a bank totaling $942,390 and a letter of credit of $25,000, which secures a bond on the Company’s Wyoming properties, and debenture notes totaling $125,000. None of these borrowings contain any significant debt covenants or restrictions on dividend payments.

The letter of credit bears interest at 7.5% and is due along with all accrued interest on September 10, 2006.

The note payable to the bank bears interest at 8% and is payable in monthly installments of $35,312 of principal plus interest. The loan is collateralized by accounts receivable and by various oil and gas properties or other equipment and matures April 2008. At December 31, 2004, the Company also held an additional line of credit or $400,000 with $377,350 outstanding. This line of credit was paid in full in December 2005. As discussed in Note 2, 83.62% of the working interests in the Redwater Unit and the J.D. Owen #2, properties which collateralized the loan were sold without prior approval from the bank.

Future maturities required under the terms of the above debt are as follows:

Year Ending December 31,	Amount
2006	$448,744
2007	423,744
2008	94,902

$967,390

In June 2003, the Company issued debenture notes to various individuals. The notes bear interest at 8.0%, are unsecured and mature in 2008. Interest is payable monthly in arrears on or before the 15th. of each month. Additional interest equal to .5% or 1% of the principal amount is payable to the holder if the average mcf price of gas does not fall within given ranges for each six month measurement period. The debentures are convertible at the holders’ option into the Company’s common stock shares at a conversion price of $2.00 per share. Due to the conversion option, these debenture notes are treated as current liabilities. In each of the years ended December 31, 2005 and 2004, $50,000 of these debentures were converted into 25,000 shares of common stock.

ENERGYTEC, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 27, 2006, the Company entered into a loan agreement with Gladewater National Bank for $4,000,000. The loan bears interest at 1% above the Wall Street Prime Rate and matures February 27, 2007. Monthly principal payments of $80,000 plus interest are due on the 27th of each month beginning March 27, 2006. Production payments related to the properties collateralizing the loan are deposited directly with Gladewater National Bank. Any excess funds, after the monthly principal and interest payments are available for the general use of the Company.

The loan is an open end credit facility. The Company took an advance of $2,000,000 on February 27, 2006, with two additional advances of $1,000,000 each on March 16, 2006 and April 12, 2006. This loan is collateralized by the Company’s mineral interest in the Quitman Field. During the term of the loan, the bank will periodically re-evaluate the value of the properties pledged to secure the loan to determine compliance with the loan borrowing base which equals 80% of the present worth of the properties pledged, as calculated by the bank, discounted 17.5%, or 80% of the average of the preceding six months’ net monthly income times 32 months, whichever is less. If the loan exceeds the borrowing base as calculated, the Company will have 30 days to pledge additional collateral or make a principal reduction on the loan. In connection with the loan, the Company can make no additional loans to officers of the Company, or from the date of the loan agreement, may not increase the salary of any officer by more than 10% annually. Additionally, the Company may not form any new subsidiary or merge or invest in or consolidate with any other entity or sell, lease, assign, transfer, or otherwise dispose of all or substantially all of the Company’s assets pledged as collateral on the loan.

6. RELATED PARTY TRANSACTIONS

At December 31, 2005 and 2004, the Company had a receivable from the current interim CEO of the Company in the amount of $84,295 and $79,795, respectively. The balance includes accrued interest of $9,295 and $4,795 as of December 31, 2005 and 2004, respectively. The receivable bears interest at 6% per annum and is due on December 31, 2006. The Company expects full payment during 2006. Subsequent to December 31, 2005, the current interim CEO, purchased from the Company, a vehicle which had been provided for his use. The vehicle was damaged in a storm. The Company was reimbursed for the salvage value of the vehicle as determined by the insurance claims adjuster. The Company no longer provides a vehicle for the use of any officers.

Subsequent to December 31, 2005, the Company paid $86,365 to various vendors to plug wells which were operated by Frank W Cole Engineering, but which were not owned by the Company. Energytec has received no compensation or reimbursement from Frank W Cole Engineering for these expenditures.

Upon his termination on March 18, 2006, Frank W Cole was allowed to keep the automobile that had been provided for his use by the Company. The value of the car on March 18, 2006, was $7,782.

Martha Barton Cole, wife of Frank W Cole owns working interests in various properties. During 2003, Mrs. Cole exchanged interests in certain properties, producing monthly net income of approximately $200, for interest in properties producing monthly net income of approximately $6,500. The Company received nor paid any cash related to the exchange of the interests.

ENERGYTEC, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2003, the Company acquired certain oil and gas properties from a former director for $600,000 and issued a note payable in exchange. The note was repaid in April 2004 pursuant to its terms, bore no interest and was collateralized by the oil and gas properties acquired.

7. INCOME TAXES

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

The Company’s provision for income taxes reflects the federal income taxes calculated at the statutory rates and the states taxes calculated at the statutory rates net of any federal income tax benefit of approximately 35%. The Company’s statutory rate and effective tax rate are the same. A reconciliation of income tax expense at the statutory federal and state income tax rates to income tax expense at the Company’s effective tax rate for the years ended December 31, 2005, 2004 and 2003 is as follows:

	For the Years Ended
	2005	2004	2003
Income tax (benefit) at statutory rates	$(217,068)	$2,887,826	$933,597
State taxes, net of federal benefit	(240)	155,355	40,873
Nondeductible and other	—	3,719	4,389
Utilization of deferred tax asset	—	—	(10,907)

(Benefit) provision for income taxes	$(217,308)	$3,046,900	$967,952

The provision for federal income tax included both current and deferred taxes for the years ended December 31, 2005, 2004 and 2003 as follows:

	For the Years Ended
	2005	2004	2003
Current income tax (benefit) expense	$(742,832)	$1,953,548	$481,959
Deferred income tax expense	525,764	934,278	451,638

Income (benefit) tax at statutory rates	$(217,068)	$2,887,826	$933,597

ENERGYTEC, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following temporary differences gave rise to the deferred tax asset and liability at December 31:

	2005	2004
Deferred tax asset:
Balance, January 1	$210,385	$210,385
Valuation allowance	—	—
Effect of impairment of long- lived assets not currently deductible	229,643	—

Net deferred tax asset	440,028	210,385

Deferred tax liability:
Balance, January 1	1,567,264	632,983
Effect of excess of financial statement depletion over tax depletion	—	6,928
Effect of intangible drilling costs expensed for tax purposes which were capitalized for financial statement purposes	755,407	927,353

Gross deferred tax liability	2,322,671	1,567,264

Net deferred tax liability	$1,882,643	$1,356,879

The deferred tax asset arises from impairment recognized for financial statement purposes, but not expensed for Federal tax purposes. The deferred tax liability arises from intangible drilling costs deductible for tax purposes. These costs are capitalized and depleted over the life of the oil and gas reserves for financial statement purposes. No valuation allowance has been provided because the impairment costs will be fully deductible for tax purposes upon the termination of the lease.

8. STOCK OPTIONS AND OTHER GRANTS

Stock Options

In 2002, the Company issued to an unrelated individual investor the option to purchase up to 500,000 shares of the Company’s restricted common stock at an exercise price of $.25 per share. In addition, the Company also issued to each of its then directors an option to purchase up to 200,000 shares of the Company’s restricted common stock (1,400,000 in aggregate) at an exercise price of $.20 per share. These options were to expire in April 2005 and December 2004, respectively, however, during the year ended December 31, 2004, all of the above options were exercised. There were no changes in options outstanding from December 21, 2002 through the exercise date in 2004.

As discussed in Note 1, the Company applied APB Opinion No. 25 and related interpretations in accounting for its stock options issued in 2002. Accordingly, no compensation cost has been

ENERGYTEC, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognized for grants of options to employees in the accompanying consolidated statements of operations since the exercise prices were greater than or equal to the market prices of the Company’s common stock on the grant (measurement) dates.

In December 2005, the Board approved stock options to be awarded to the senior management team and senior staff in January 2006 on a total of 2,000,000 shares of the Company’s common stock at an option price of $4.50 per share, expiring on December 31, 2007. These grants were subsequently revoked.

Restricted Stock Grants

On March 15, 2005, the Company granted certain employees the rights to restricted common stock shares totaling 644,000 shares, vesting equally in January of each of the years 2006, 2007 and 2008. Pursuant to SFAS No. 123R, these nonvested, restricted shares will be recognized as compensation expense over the periods in which the services are provided and in which the shares vest at their fair value, which is the same amount for which similarly restricted shares would be issued to third parties. The stock was valued at $2.31 per share which approximated the per share price of restricted common stock sold in a private placement during the same time period. As of January 1, 2006, 214,667 shares vested. Compensation expense of $333,736 was recognized for the year ended December 31, 2005. Additional compensation of $162,148 was capitalized and is included in “Well service and related equipment” in the accompanying consolidated financial statements.

Subsequent to December 31, 2005, four of the employees were terminated. Under the stock compensation plan the unvested shares available to these employees are forfeited if the employees quit or are terminated prior to December 31 of the vesting year. The balance of shares available to employees remaining in the plan totals 146,666 shares, which will vest equally in January 2007 and 2008.

Shares Issued to Nonemployees

During the years ended December 31, 2005 and 2004, the Company also issued 25,000 and 225,000 common stock shares, respectively, in exchange for services. These services were recorded at their fair value of $40,000 and $173,000, respectively, and were charged to expense. There were no such issuances for the year ending December 31, 2003.

9. Drilling Program

During 2005, the Company entered into an agreement to drill seven wells in two of its fields for $8,000,000 under a turnkey agreement through completion of the wells. Commissions of $800,000 were paid to two individuals in connection with the agreement (Note 2). The sales proceeds of $8,000,000 less the commissions of $800,000 were recorded as a liability pending the completion of the wells. The liability included $3,500,000 for the sale of well sites owned by the Company and the estimated cost of drilling and completion of the wells totaling $3,700,000.

ENERGYTEC, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The drilling budget of $3,700,000 includes approximately $1,000,000 to cover potential overruns associated with increasing costs of materials and labor precipitated by rising oil prices. The Company has elected to reserve recognition of this amount until such time as all wells are completed.

Comanche Well Service provides the drilling services and bills for these services based upon average market day rates plus expenses. As wells are drilled, the liability is reduced by direct drilling costs plus a standard daily drilling rate of $3,000 per day. The gain on the sale of the well sites is recognized as wells are completed. Through December 31, 2005, the Company had recognized a gain of $1,547,320 and drilling revenues of $1,151,848. The consolidated financial statements reflect a remaining liability after recognition of the gain and drilling revenues of $4,452,680, which is reflected in turnkey costs payable in the accompanying consolidated balance sheet at December 31, 2005. There are no further signed agreements for future drilling contracts.

10. COMMITMENTS AND CONTINGENCIES

Leases

The Company conducts its operations from executive suite office facilities in Dallas, Texas leased under a six month operating lease agreement, which commenced in November 2001 and has been continually renewed in six month increments. The current lease agreement expires on August 1, 2006, provides for base monthly rental payments of $8,021 and provides for additional rental payments based upon the amount of other executive suite services provided by the lessor. The Company also rents storage facilities and office space for two of its district offices on a month to month basis. These are expected to be renewed in the ordinary course of business. During the years ended December 31, 2005, 2004 and 2003, rent expense totaled $125,392, $114,502 and $66,199, respectively.

Workers Compensation Claims

The Company has historically provided for expenses from work related injuries through self-insured payments. The expense related to workers compensations claims totaled $61,705 and $3,190 for the years ended December 31, 2005 and 2004, respectively. There were no claims for the year ended December 31, 2003. Subsequent to December 31, 2005, the Company has incurred expenses related to work related injuries totaling approximately $180,000. The Company is evaluating proposals for Workers Compensation Insurance and intends to bind coverage in 2006.

Legal Matters

The Company has filed various complaints and is the defendant in various actions as disclosed in Note 2.

ENERGYTEC, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Production Payments

During the year ended December 31, 2002, the Company entered into an agreement to purchase various oil and gas leases for $70,000 cash plus future production payments of up to $1,000,000. The agreement provides that the production payments are to be paid out of 7.5% of the gross revenues from the production from the leases. At the time of the acquisition the leases were not producing and no reasonable production estimates were available. As part of the agreement, the Company was not liable for the production payments unless the Company had production from the leases. Through December 31, 2004, production from these leases has been minimal and the amount of future production, if any, from these leases is uncertain. During the years ended December 31, 2004, 2003 and 2002, the Company made production payments related to these leases totaling $2,866, $4,012 and $3,309, respectively, under this agreement. During the year ended December 31, 2004, a final payment was made under this agreement consisting of $47,218 of cash and 125,000 common stock shares valued at $1.00 per share.

Put Option

In connection with a private placement of the Company’s common stock, which ended December 22, 2005, investors were given a contractual right to put the shares back to Energytec on November 15, 2006, at a price of $3.75 per share if the per share market price does not exceed $3.75 per share at the close of business on November 14, 2006. A total of 3,037,046 shares were sold in the private placement resulting in a potential liability related to the put option totaling $11,388,923. Under present circumstances management does not expect that the Company will honor the put because it would render the Company insolvent in violation of Nevada corporation law.

Concentrations of Risk

During the year ended December 31, 2005, four customers accounted for 30%, 26%, 22% and 11%, respectively, of the Company’s oil and gas sales.

During the year ended December 31, 2004, four customers accounted for 42%, 25%, 12% and 12% of the Company’s oil and gas sales, respectively.

During the year ended December 31, 2003, two customers accounted for 74% and 18%, respectively, of the Company’s oil and gas sales.

11. ENVIRONMENTAL ISSUES

The Company is engaged in oil and gas exploration and production and may become subject to certain liabilities as they relate to environmental clean up of well sites or other environmental restoration procedures as they relate to the drilling of oil and gas wells and the operation thereof. In the Company’s acquisition of existing or previously drilled wells, the Company may not be

ENERGYTEC, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated. Should it be determined that a liability exists with respect to any environmental clean up or restoration, the liability to cure such a violation could fall upon the Company.

In November 2004, an oil spill of eight barrels occurred on land where one of the Company’s wells is located. The remediation and restoration of the land is governed by the Texas Railroad Commission (RRC) and other attendant regulatory authorities. During November and December 2004, the Company incurred approximately $520,000 of costs related to the clean up. During the year ended December 31, 2005, an additional $2,365,242 of such costs were incurred and paid or accrued.

The associated costs of clean-up and remediation were high due to special circumstances including a period of heavy protracted rains proximate to the spill occurrence. As a result, the spill was broadcast over fifteen acres, much of it environmentally sensitive wetlands and other protected acreage. At times more than 100 workers were deployed in various efforts to clean-up and remediate. A number of specialty remediation firms were engaged over a period of six months or more into 2005. This amount of work was necessary to obtain the release and clearance of the site from the RRC and the EPA.

In connection with this spill, the Company filed a claim with both its primary and secondary insurance carrier. During 2005, this claim was denied. Accordingly, the Company has expensed the insurance recovery receivable reflected in the caption “Accounts receivable, other” in the accompanying consolidated balance sheet as of December 31, 2004, and expensed all additional clean up costs incurred and paid during the year ended December 31, 2005.

12. FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 2005, the Company made several significant adjustments that impacted amounts previously reported in the Company’s fiscal quarter ended September 30, 2005. These adjustments related to the recognition of the gain on sale of drilling program and the gain on sale of working interests. Specifically, the terms of the drilling program were renegotiated during the fourth quarter of 2005, resulting in a deferral of the gain. Additionally, certain commissions paid in January 2006, as discussed in Note 2, were related to the sale of working interests during the quarter ended September 30, 2005. These adjustments would have reduced pretax income by approximately $2,058,099 resulting in a loss for the quarter ended September 30, 2005, of $254,121 and net income for the three quarters ended September 30, 2005, of $1,474,004. The basic and diluted earnings per share for the quarter and the three quarters ended September 30, 2005, would have been $0.00 and $0.03, respectively. Because these events had not occurred and were not anticipated, these adjustments were not considered in the preparation of the unaudited consolidated financial statements contained in our Form 10-Q filed by the Company on November 14, 2005.

ENERGYTEC, INC.

AND SUBSIDIARY

Supplemental Information (Unaudited)

For the Years Ended December 31, 2005, 2004 and 2003

The following supplemental oil and gas information is provided in accordance with Statement of Financial Accounting Standards No. 69 “Disclosures about Oil and Gas Producing Activities (SFAS 69). The Company has properties in the United States.

	2005	2004 As Restated	2003 As Restated
Capitalized Costs Relating to Oil and Gas Producing Activities at December 31, 2005, 2004 and 2003
Unproved oil and gas properties	$19,604,736	$2,804,346	$1,476,559
Proved oil and gas properties	11,698,473	11,878,348	7,391,096
Gas pipeline	1,595,979	1,559,107	1,032,075
Support equipment and facilities	5,546,771	2,331,117	1,330,125

	38,445,959	18,572,918	11,229,855
Less accumulated depreciation, depletion, and amortization	1,568,255	900,104	575,104

Net capitalized costs	$36,877,704	$17,672,814	$10,654,751

Costs Incurred in Oil and Gas Producing Activities For the Years Ended December 31, 2005, 2004 and 2003
Property acquistion costs
Proved	$6,356,923	$765,900	$188,500
Unproved	$—	$—	$—
Exploration costs	$—	$1,825,083	$—
Development costs	$15,164,381	$3,427,271	$2,975,000

Results of Operations for Oil and Gas Producing Activities For the Years Ended December 31, 2005, 2004 and 2003
Oil and gas sales	$2,140,179	$1,003,226	$839,900
Production costs	1,304,158	737,092	445,749
Depreciation, depletion and amortization	250,764	125,437	87,331

	585,257	140,697	306,820
Income tax expense	204,840	49,244	107,387

Results of operations for oil and gas producting activities (excluding corporate overhead and financing costs)	$380,417	$91,453	$199,433

ENERGYTEC, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Information (Unaudited)(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

Reserve Information

The following estimates of proved and proved developed reserve quantities and related standardized measure of discounted net cash flows are estimates only, and do not purport to reflect realizable values or fair market values of the Company’s reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company’s reserves are located in the United States.

Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less the tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of ten percent a year to reflect the estimated timing of the future cash flows.

	2005		2004		2003
	Total		As Restated Total		As Restated Total
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Proved Developed and
Undeveloped Reserves
Beginning of year	717,616	4,060,137	1,847,250	7,285,761	2,009,599	11,115,000
Revisions of previous estimates	78,431	139,885	(363,269)	(3,122,572)	(128,498)	(2,444,725)
Improved recovery	—	—	—	—	—	—
Purchases of minerals in place	723,945	—	379,502	—	554,028	—
Extensions and discoveries	—	—	—	—	—	—
Production	(37,935)	(64,767)	(24,615)	(103,052)	(23,858)	(94,397)
Sales of minerals in place	(370,818)	(2,193,523)	(1,121,252)	—	(564,021)	(1,290,117)
End of year	1,111,239	1,942,002	717,616	4,060,137	1,847,250	7,285,761

Proved Developed Reserves
Beginning of year	372,165	376,577	1,093,650	326,534	758,543	672,000
End of year	859,377	575,798	372,165	376,577	1,093,650	326,354

ENERGYTEC, INC.

AND SUBSIDIARY

Supplemental Information (Unaudited)(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004 As Restated	2003 As Restated
Standardized Measure of Discounted Future Net Cash Flows at December 31, 2005, 2004 and 2003
Future cash inflows	$72,027,723	$51,502,278	$84,641,462
Future production costs	(29,947,565)	(9,085,501)	(21,206,267)
Future development costs	(95,000)	(4,087,500)	(7,319,638)
Future asset retirement obligations	(4,165,000)	(4,000,000)	(2,000,000)
Future income tax expenses	(13,237,055)	(12,015,247)	(18,940,445)

	24,583,103	22,314,030	35,175,112
Future net cash flows
10% annual discount for estimated timing of cash flows	(5,881,887)	(5,341,801)	(8,420,642)

Standardized measures of discounted future net cash flows relating to proved oil and gas reserves	$18,701,216	$16,972,229	$26,754,470

The following reconciles the change in the standardized measure of discounted future net cash flows for the years ended December 31, 2005, 2004 and 2003

	2005	2004 As Restated	2003 As Restated
Beginning balance, January 1, 2005, 2004 and 2003	$16,972,229	$26,754,470	$20,127,424
Sales of oil and gas produced, net of production costs	(836,021)	(279,168)	(368,780)
Development costs incurred during the year which were previously estimated	—	3,040,000	—
Net change due to extensions, discoveries, and improved recovery	—	2,215,453	—
Net change in estimated future development costs	3,992,500	3,232,118	2,461,909
Net change in estimated asset retirement obligation	(165,000)	(2,000,000)	(2,000,000)
Revisions of previous quantity estimates	(240,590)	1,264,630	13,816,081
Net change from purchases and sales of minerals in place	739,992	(27,259,313)	(504,859)
Accretion of discount	(540,086)	3,078,841	(2,085,782)
Net change in income taxes	(1,221,808)	6,925,198	(4,691,523)
Other	—	—	—

Ending balance, December 31, 2005, 2004 and 2003	$18,701,216	$16,972,229	$26,754,470