Form 10-Q/A
period 2005-09-30
ENERGYTEC INC
filed 2006-09-07
CIK 1202963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005.

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934

For the transition period from                      to

000-50072

Commission File No.

Energytec, Inc.

(Exact name of registrant as specified in its charter)

Nevada	75-2835634
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14785 Preston Road, Suite 550, Dallas, Texas 75254

(Address of principal executive offices and Zip Code)

(972) 789-5136

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days, (3) is not a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

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

ITEM NUMBER AND CAPTION		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004	3

	Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2005 and 2004 (unaudited)	5

	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Year Ended December 31, 2004 and Nine Months Ended September 30, 2005 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 (unaudited) and for the Year Ended December 31, 2004	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 5.	Other Information	20

Item 6.	Exhibits	21

	Signatures	22

ENERGYTEC, INC.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets

September 30, 2005 (Unaudited) and December 31, 2004

ASSETS

	Restated September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$1,829,641	$6,567,930
Accounts receivable, revenue	887,543	469,178
Accounts receivable, joint interests	307,500	307,500
Accounts receivable, programs	2,739,560	834,600
Accounts receivable, other	1,273,539	549,560
Accounts receivable, related party	83,170	79,795
Prepaid income taxes	748,854	—
Other current assets	12,500	12,500

TOTAL CURRENT ASSETS	7,882,307	8,821,063

PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts	21,760,178	14,682,694
Gas pipeline	1,576,629	1,559,107
Oil and gas supplies	431,653	342,846
Well service and related equipment	5,473,604	2,753,608

	29,242,064	19,338,255
Less accumulated depreciation, depletion and amortization	1,561,821	1,031,073

NET PROPERTY AND EQUIPMENT	27,680,243	18,307,182

OTHER ASSETS
Long-term receivables, advance payments	4,985,660	1,481,795

TOTAL OTHER ASSETS	4,985,660	1,481,795

	$40,548,210	$28,610,040

The accompanying notes are an integral part of these consolidated financial statements.

ENERGYTEC, INC.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets (Continued)

September 30, 2005 (Unaudited) and December 31, 2004

LIABILITIES AND SHAREHOLDERS’ EQUITY

	Restated September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,070,745	$1,147,911
Accounts payable, revenue	1,554,693	1,104,314
Income taxes payable	—	1,669,977
Turnkey costs payable	5,900,937	1,451,806
Debenture bonds	125,000	175,000
Notes payable, current maturities	759,855	826,094

TOTAL CURRENT LIABILITIES	10,411,230	6,375,102

LONG-TERM LIABILITIES
Notes payable, net of current maturities	659,894	977,702
Asset retirement obligation	670,564	624,303
Deferred federal income taxes	2,136,732	1,356,879

TOTAL LONG-TERM LIABILITIES	3,467,190	2,958,884

TOTAL LIABILITIES	13,878,420	9,333,986

SHAREHOLDERS’ EQUITY
Preferred stock (10,000,000 shares authorized, none issued and outstanding, $.001 par)	—	—
Common stock (90,000,000 shares authorized, 62,040,868 issued and 62,040,115, outstanding and 59,534,281 issued and 59,348,981 outstanding, respectively, $.001 par)	62,042	59,535
Additional paid-in capital	26,475,781	20,594,763
Treasury stock, at cost	(147)	(36,351)
Retained earnings (deficit)	132,114	(1,341,893)

TOTAL SHAREHOLDERS’ EQUITY	26,669,790	19,276,054

	$40,548,210	$28,610,040

The accompanying notes are an integral part of these consolidated financial statements.

ENERGYTEC, INC.

AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2005 and 2004 (Unaudited)

	Three Months Ended		Nine Months Ended
	Restated 2005	2004	Restated 2005	2004
REVENUES
Oil and gas revenue	$388,122	$431,637	$1,080,701	$982,144
Drilling revenue	514,229	—	514,229	—
Well service revenue	895,149	350,644	2,373,803	953,848
Gas sales	505,310	45,233	1,203,416	137,561
Gain on sale of working interests	1,387,946	2,713,847	4,289,391	7,225,370
Gain on sale of drilling program	205,269	—	1,929,416	—

TOTAL REVENUES	3,896,025	3,541,361	11,390,956	9,298,923

EXPENSES
Oil and gas expenses
Lease operating	263,682	320,420	949,509	666,409
Well service expenses	1,177,462	281,404	2,713,242	756,965
Drilling expenses	366,629	—	366,629	—
Gas purchases	460,653	—	1,076,025	—
Depreciation, depletion and amortization	198,117	103,041	572,654	309,123
Environmental remediation	978,138	—	978,138	—
Interest expense	112,869	60,300	225,905	169,199
General and administrative expenses	637,759	309,223	2,114,524	732,010

TOTAL EXPENSES	4,195,309	1,074,388	8,996,626	2,633,706

OTHER INCOME
Interest income	1,277	—	4,078	—

TOTAL OTHER INCOME	1,277	—	4,078	—

NET (LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(298,007)	2,466,973	2,398,408	6,665,217
(BENEFIT) PROVISION FOR INCOME TAXES	(43,888)	863,441	924,401	2,332,826

NET (LOSS) INCOME	$(254,119)	$1,603,532	$1,474,007	$4,332,391

EARNINGS PER SHARE
Basic	$—	$0.03	$0.03	$0.08

Diluted	$—	$0.03	$0.03	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

ENERGYTEC, INC.

AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2004, and Nine Months Ended September 30, 2005 (Unaudited)

	Number of Shares	Preferred Stock $.001 Par Value	Common Stock $.001 Par Value	Additional Paid-In Capital	Treasury Stock	Retained (Deficit)	Total
BALANCE, December 31, 2003 (Audited)	48,524,017	—	48,524	5,247,333	(33,155)	770,066	6,032,768
Capital stock issued for cash	4,945,706	—	4,946	6,919,042	—	—	6,923,988
Capital stock issued for assets	215,000	—	215	166,785	—	—	167,000
Capital stock issued for stock dividend	3,252,626	—	3,253	7,412,734	—	(7,415,987)	—
Capital stock issued for services	225,000	—	225	172,775	—	—	173,000
Capital stock issued upon conversion of notes and debentures	471,932	—	472	272,994	—	—	273,466
Capital stock issued upon exercise of options	1,900,000	—	1,900	403,100	—	—	405,000
Treasury stock purchased for cash	—				(3,196)		(3,196)
Net income	—	—	—	—	—	5,304,028	5,304,028

BALANCE, December 31, 2004 (Audited)	59,534,281	—	59,535	20,594,763	(36,351)	(1,341,893)	19,276,054
Treasury stock retired	(185,300)		(185)	(36,019)	36,204		—
Capital stock issued for cash	2,498,775		2,499	5,496,641			5,499,140
Capital stock issued for services	25,000		25	39,975			40,000
Capital stock issued upon conversion of debenture	25,000		25	49,975			50,000
Capital stock issued under stock compensation plan	143,112		143	330,446			330,589
Net income (Restated)	—	—	—	—	—	1,474,007	1,474,007

BALANCE, September 30, 2005	62,040,868	$—	$62,042	$26,475,781	$(147)	$132,114	$26,669,790

The accompanying notes are an integral part of these consolidated financial statements

ENERGYTEC, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2005 (Unaudited) and for the Year Ended December 31, 2004

	Restated September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,474,007	$5,304,028
Adjustments to reconcile net income to net cash used in operating activities
Capital stock issued for services	40,000	—
Capital stock issued under stock compensation plan	330,589	—
Unrealized loss on investment	—	1,500
Gain on sale of working interests	(4,289,391)	(10,510,501)
Gain on sale of drilling program	(1,929,416)	—
Depreciation, depletion and amortization	530,748	418,374
Impairment of long-lived assets	—	120,905
Changes in assets and liabilities
Accounts receivable, revenue	(418,365)	(229,082)
Accounts receivable, joint interests	—	73,051
Accounts, receivable programs	(1,904,960)	(834,600)
Accounts receivable, other	(723,979)	(484,560)
Accrued interest, related party	(3,375)	(4,795)
Prepaid income taxes	(748,854)	—
Other current assets	—	(6,738)
Accounts payable and accrued expenses	922,834	499,457
Accounts payable, revenue	450,379	1,104,314
Royalties payable	—	(1,008,695)
Turnkey costs payable	2,391,032	1,061,987
Federal income taxes payable	(1,669,977)	1,112,085
Deferred federal income taxes	779,853	934,281

Net cash flows used in operating activities	(4,768,875)	(2,448,989)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(14,115,242)	(12,853,233)
Proceeds from sale working interests	12,534,600	16,134,708
Loan advanced to a related party	—	(75,000)
Advance revenue payments	(3,503,865)	(1,481,795)

Net cash flows (used in) provided by investing activities	(5,084,507)	1,724,680

The accompanying notes are an integral part of these consolidated financial statements.

ENERGYTEC, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Continued)

For the Nine Months Ended September 30, 2005 (Unaudited) and for the Year Ended December 31, 2004

	Restated September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(384,047)	(1,257,536)
Payments on short-term notes payable	—	(22,650)
Proceeds provided from borrowings on notes payable	—	50,000
Proceeds provided from sale of common stock	5,499,140	7,328,988
Proceeds provided from sale of stock subscriptions	—	—
Payments for purchase of treasury stock	—	(3,196)

Net cash flows provided by financing activities	5,115,093	6,095,606

NET (DECREASE) INCREASE IN CASH	(4,738,289)	5,371,297
CASH, beginning	6,567,930	1,196,633

CASH, ending	$1,829,641	$6,567,930

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Cash paid for interest	$225,905	$247,595

Cash paid for income taxes	$2,360,586	$1,028,151

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Capital stock issued for acquisition of assets	$—	$167,000

Capital stock issued for settlement of notes payable	$—	$223,466

Capital stock issued for stock dividend	$—	$7,415,987

Capital stock issued for conversion of debenture	$50,000	$50,000

Capital stock issued for services	$40,000	$173,000

Capital stock issued under stock compensation plan	$330,589	$—

Assets acquired through notes payable	$—	$162,343

The accompanying notes are an integral part of these consolidated financial statements

ENERGYTEC, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

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

2. THIRD QUARTER RESTATEMENT

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

3. EARNINGS PER SHARE

Basic earnings per share amounts are computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the periods. Diluted earnings per share amounts take into consideration all potentially dilutive common shares such as options and convertible securities.

For basic earnings per share purposes, for the nine months ended September 30, 2005 and 2004, weighted average common stock shares outstanding totaled 62,005,090 and 50,535,949, respectively. For diluted earnings per share purposes, for the nine months ended September 30, 2004, weighted average common stock shares outstanding totaled 62,031,812 and 50,565,116, respectively, and included shares relating to the assumed conversion of notes and debentures and the assumed exercise of stock options. Net income for diluted earnings per share purposes includes the add back of the interest savings from the assumed conversion of notes and debentures, net of the related tax effects. For the nine months ended September 30, 2005, potentially dilutive securities are excluded from the computation as their effect is anti-dilutive.

4. STOCK BASED COMPENSATION AND RESTRICTED STOCK GRANTS

In December 2004, the FSAB issued SFAS No. 123R, “Share-Based Payments”, revising SFAS No. 123, Accounting for Stock-Based Compensation, and superseding Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS No. 123R applies to all awards granted after the required effective date and to awards modified, purchased or canceled after that date. Adoption was effective June 15, 2005. There have been no such awards granted, modified, purchased, or canceled since March 15, 2005, as discussed below. Management does not believe the adoption of this accounting pronouncement will have a material impact on the Company’s financial position or operating results.

On March 15, 2005, the Company granted certain employees the rights to restricted common stock shares totaling 644,000 shares, vesting equally in January of each of the years 2006, 2007 and 2008. Pursuant to SFAS No. 123R, these nonvested, restricted shares will be recognized as compensation expense over the periods in which the services are provided and in which the shares vest at their fair value, which is the same amount for which similarly restricted shares would be issued to third parties. The stock was valued at $2.31 per share which approximated the per share price of restricted common stock sold in a private placement during the same time period. As of January 1, 2006, 214,667 shares vested. Compensation expense of $84,221 and $168,441 was recognized for the three months and nine months ended September 30, 2005. Additional compensation of $162,148 was capitalized and is included in “Well service and related equipment” in the accompanying consolidated financial statements.

5. ASSET RETIREMENT OBLIGATION

Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”. Pursuant to this accounting standard, the Company recognized additional liabilities at September 30, 2005 and December 31, 2004, of approximately $15,789 and $327,016, respectively, for asset retirement obligations related to the future costs of plugging and abandoning its oil and gas properties, the removal of equipment and facilities from lease acreage and returning such land to its original condition. These costs reflect the legal obligations associated with the normal operation of oil and gas properties and were capitalized by increasing the carrying amounts of the related long-lived assets by the fair value of these obligations, discounted to their present value. The cumulative effect from the initial adoption of this accounting standard at January 1, 2003 was not significant and net income for the year ended December 31, 2002, would not have been materially different if this standard had been adopted effective January 1, 2002.

ENERGYTEC, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The changes in the carrying amount of the Company’s asset retirement obligations for the nine months ended September 30, 2005, and the year ended December 31, 2004, are as follows.

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

$1,419,749

ENERGYTEC, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

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

The Company’s provision for income taxes reflects the federal income taxes calculated at the statutory rates and state taxes calculated at the statutory rates net of any federal income tax benefit. The Company’s statutory rate and effective tax rate are approximately 35%. A reconciliation of income tax expense at the statutory federal and state income tax rates to income tax expense at the Company’s effective tax rate for the three months and nine months ended September 30, 2005 and 2004, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Income tax, statutory rates	$(136,834)	$863,441	$793,567	$2,332,826
State taxes, net	92,946	—	130,834	—
Nondeductible and other	—	—	—	—

Provision for income taxes	$(43,888)	$863,441	$924,401	$2,332,826

The following temporary differences gave rise to the deferred tax asset and liability at:

	September 30, 2005	December 31, 2004
Deferred tax asset:
Balance, January 1	$210,385	$210,385
Valuation allowance	—	—

Net deferred tax asset	210,385	210,385

Deferred tax liability:
Balance, January 1	1,567,264	623,983
Effect of excess of financial statement depletion over tax depletion	—	6,928
Effect of intangible drilling costs expensed for tax purposes which were capitalized for financial statement purposes	779,853	927,353

Gross deferred tax liability	2,347,117	1,567,264

Net deferred tax liability	$2,136,732	$1,356,879

ENERGYTEC, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

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

Overview

Energytec, Inc. was formed for the purpose of engaging in oil and gas producing activities through the acquisition of oil and gas properties. We own working interests in 62,466 acres of oil and gas leases in Texas and Wyoming. We also own a gas pipeline of approximately 63 miles in Texas. Energytec is pursuing an ongoing reworking and drilling program to increase production from its properties. Energytec also owns a well service business operated through its subsidiary, Comanche Well Service Corporation.

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

Other income (expense)

During the three months ended September 30, 2005, Energytec recognized a gain on sale of working interests of $1,387,946 which is $1,325,901 lower than the same period for the prior year.

During 2005, the Company entered into an agreement to drill seven wells in two of its fields for $8,000,000 under a turnkey agreement through completion of the wells. Commissions of $800,000 were paid to two individuals in connection with the agreement. (Note 2) The sales proceeds of $8,000,000 less the commissions of $800,000 were recorded as a liability pending the completion of the wells. The liability included $3,500,000 for the sale of well sites owned by the Company and the estimated cost of drilling and completion of the wells totaling $3,700,000. The drilling budget of $3,700,000 includes approximately $1,000,000 to cover potential overruns associated with increasing costs of materials and labor precipitated by rising oil prices. The Company has elected to reserve recognition of this amount until such time as all wells are completed.

Comanche Well Service provides the drilling services and bills for these services based upon average market day rates plus expenses. As wells are drilled, the liability is reduced by direct drilling costs plus a standard daily drilling rate of $3,000 per day. The gain on the sale of the well sites is recognized as wells are completed. Through September 30, 2005, the Company had recognized a gain of $1,929,416 and drilling revenues of $514,229. The consolidated financial statements reflect a remaining liability after recognition of the gain and drilling revenues of $4,756,355, which is reflected in turnkey costs payable in the accompanying balance sheet at September 30, 2005. There are no further signed agreements for future drilling contracts.

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

During October 2005, Energytec sold shares of its common stock to 21 private investors at an aggregate offering price of $2,149,503, which was before the seven percent stock dividend effected in October 2005. After giving effect to the stock dividend, these persons purchased approximately 766,656 shares of common stock at an effective purchase price of $2.80 per share. The private placement is continuing with respect to 4,238,499 additional shares at an offering price of $2.75 per share, or a total of $11,779,622. There is no assurance any of these additional shares will be sold. Each person purchasing the shares in the private placement has the right to put the shares back to Energytec on November 15, 2006 at a price of $3.75 per share. Assuming all of the shares are sold in the private offering, the resulting put obligation would be a material direct financial obligation of Energytec because, if all of the put options are exercised, the total payment by Energytec would be approximately $18.9 million. The Company plans to utilize approximately $6,000,000 of the capital raised in the private placement for property acquisitions with the remainder being used for working capital and other potential acquisitions. Subsequent to December 31, 2005, $427,911 of commissions were paid to individuals in connection with this private placement.

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

The Company recognized drilling revenue under a drilling program agreement at a standard daily drilling rate of $3,000 per day plus costs as drilling progresses.

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

Impairment of Long-Lived Assets

Energytec will account for its long-lived assets, including oil and gas properties, under the provisions of SFAS No. 144. This provision requires the recognition of an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and measure an impairment loss as the difference between the carrying amount and the fair value of the asset. The Company recorded impairment of $120,905 for the year ended December 31, 2004.

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

Recent Accounting Pronouncements

During the year ended December 31, 2005, and through June 2006, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FSAB) the most recent of which was SFAS No. 156, “Accounting for Servicing of Financial Assets- an Amendment of FASB Statement No. 140”. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results

During 2004, the EITF discussed Issue No. 04-9, “Accounting for Suspended Well Costs.” SFAS No. 19 “Financial Accounting and Reporting by Oil and Gas Producing Companies,” requires costs of drilling exploratory wells to be capitalized pending determination of whether the well has found proved reserves. If the well has found proved reserves, the capitalized costs are included in wells, equipment and facilities. If, however, the well has not found proved reserves, the capitalized costs of drilling the well are expensed, net of any salvage value, within one year except under certain specific circumstances. The application of this guidance has caused confusion within the industry. The EITF removed this issue from their September 2004 meeting and requested that the FASB consider an amendment to SFAS No. 19 to address this issue. The FASB issued on February 5, 2005 an FSP that would amend SFAS No. 19 to permit the continued capitalization of exploratory wells costs beyond one year if the well had found sufficient quantity of reserves to justify its completion as a producing well and that the company is making sufficient progress assessing the reserves and the economic and operating viability of the project. The FSP was effective April 4, 2005.

Energytec will continue to carry as an asset the cost of drilling exploratory wells that find sufficient quantities of reserves to justify their completion as producing wells if the required capital expenditure is made and drilling of additional exploratory wells is under way or planning for the near future. Once these activities have demonstrated that the reserves are economically producible, the project will be reviewed to ensure proper capital is allocated to the project so the proper development of the reserves is accomplished. Exploratory wells not meeting these criteria will be expensesd and Energytec does not believe that this issue will have a material impact on its financial statements.

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

The Company is not currently involved in any hedge contracts or foreign contracts and therefore has no exposure to such risks.

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

Increase in revenues is dependent upon acquisition of additional properties and re-completions on existing wells. Energytec’s ability to close on acquisitions are subject to due diligence which includes the verification of clear titles on acquired leases and the ability to close in a timely manner. Title issues or other matters that delay closing could have a material adverse effect on the acquisition of properties, resulting in expenses incurred without the realization of any additional revenues. Energytec is subject to regulatory action from the Texas Railroad Commission and other agencies, including, but not limited to the Environmental Protection Agency and Texas Parks and Wildlife. Any non-compliance with these agencies could materially impact Energytec’s ability to secure the necessary permits to re-complete additional wells or to produce and sell oil and gas.

ITEM 4.	CONTROLS AND PROCEDURES

Subsequent to December 31, 2005, material weaknesses in Energytec’s internal controls and procedures became apparent. The Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005, and for prior periods. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective because of the material weaknesses described below. As a result, reports filed by the Company with the Securities and Exchange Commission prior to December 31, 200,5 contained information that was inaccurate or did not include all relevant disclosure. Furthermore, certifications signed and filed by

Frank W Cole as the former Chief Executive Officer and Chief Financial Officer of Energytec with the Securities and Exchange Commission under the Sarbanes-Oxley Act of 2002 were false.

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

PART II

ITEM 5.	OTHER INFORMATION

As noted in “ITEM 4. CONTROLS AND PROCEDURES”, subsequent to December 31, 2005, material weaknesses in Energytec’s internal control were discovered. On July 21, 2006, Energytec filed its Form 10-K for the year ended December 31, 2005, with the Securities Exchange Commission. In “ITEM 1. BUSINESS, Recent Developments” of the 2005 Form 10-K additional information concerning the events and circumstances that led to the discovery of the deficiencies and subsequent actions is provided.

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

Energytec, Inc.

Date: September 6, 2006	By:	/s/ Don Lambert
Don Lambert President and Chief Executive Officer

Date: September 6, 2006	By:	/s/ Dorothea Krempein
Dorothea Krempein Chief Financial Officer