Form 10-Q
period 2006-03-31
ENERGYTEC INC
filed 2006-09-29
CIK 1202963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 69,685,240 shares of common stock as of September 29, 2006.

ITEM NUMBER AND CAPTION		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005	3

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005 (unaudited)	5

	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Year Ended December 31, 2005 and Three Months Ended March 31, 2006 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 6.	Exhibits	26

	Signatures	27

ENERGYTEC, INC.

Consolidated Balance Sheets

March 31, 2006 (Unaudited) and December 31, 2005

ASSETS

	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$803,913	$4,037,284
Accounts receivable, revenue	938,621	879,583
Accounts receivable, joint interests	2,211,118	2,211,118
Accounts receivable, programs	—	596,700
Accounts receivable, other	122,597	64,738
Accounts receivable, related party	85,420	84,295
Refundable income taxes	1,636,474	1,636,474
Prepaid expenses and other current assets	168,850	—

TOTAL CURRENT ASSETS	5,966,993	9,510,192

PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts	32,898,724	31,303,209
Gas pipeline	1,627,749	1,595,979
Oil and gas supplies	246,107	221,391
Well service and related equipment	6,786,562	5,891,495

	41,559,142	39,012,074
Less accumulated depreciation, depletion and amortization	1,946,726	1,735,711

NET PROPERTY AND EQUIPMENT	39,612,416	37,276,363

OTHER ASSETS
Long-term receivables, advance payments	7,008,191	4,898,187
Loan origination fee (net of accumulated amortization of $1,644 at March 31, 2006)	18,087	—
Railroad Commission Bond	250,000	—

TOTAL OTHER ASSETS	7,276,278	4,898,187

	$52,855,687	$51,684,742

(Continued)

ENERGYTEC, INC.

Consolidated Balance Sheets (Continued)

March 31, 2006 (Unaudited) and December 31, 2005

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,124,944	$3,229,122
Accounts payable, revenue	1,020,423	1,324,483
Income taxes payable	—	—
Turnkey costs payable	6,965,323	8,169,906
Other current liabilities	1,272,807	314,783
Line of credit	2,920,000	—
Debenture bonds	125,000	125,000
Notes payable, current maturities	568,194	448,744

TOTAL CURRENT LIABILITIES	15,996,691	13,612,038

LONG-TERM LIABILITIES
Notes payable, net of current maturities	467,193	518,646
Asset retirement obligation	2,272,867	2,252,464
Deferred federal income taxes	1,455,821	1,882,643

TOTAL LONG-TERM LIABILITIES	4,195,881	4,653,753

TOTAL LIABILITIES	20,192,572	18,265,791

COMMITMENTS AND CONTINGENCIES (NOTE 7)
SHAREHOLDERS’ EQUITY
Preferred stock (10,000,000 shares authorized, none issued and outstanding, $.001 par)	—	—
Common stock (90,000,000 shares authorized and
69,666,823 issued and outstanding, and 69,648,406 issued and 69,648,406 outstanding, respectively, $.001 par)	69,668	69,650
Additional paid-in capital	35,131,584	35,094,768
Retained deficit	(2,538,137)	(1,745,467)

TOTAL SHAREHOLDERS’ EQUITY	32,663,115	33,418,951

	$52,855,687	$51,684,742

The accompanying notes are an integral part

of these consolidated financial statements

ENERGYTEC, INC.

Unaudited Consolidated Statements of Operations

For the Three Months Ended March 31, 2006 and 2005 (Unaudited)

	Three Months Ended
	2006	2005
REVENUES
Oil and gas revenue	$1,208,824	$298,955
Drilling revenue	—	—
Well service revenue	1,177,878	579,699
Gas sales	709,990	300,164
Gain on sale of working interests	—	1,872,072

	—
TOTAL REVENUES	3,096,692	3,050,890

EXPENSES
Oil and gas expenses
Lease operating	414,503	176,063
Well service expenses	1,981,047	687,069
Drilling expenses	—	—
Gas purchases	701,516	262,367
Rock pit expenses	30,317	—
Depreciation, depletion and amortization	256,568	170,573
Environmental remediation	109,854	—
Interest expense	36,495	27,541
General and administrative expenses	792,426	581,676

TOTAL EXPENSES	4,322,726	1,905,289

OTHER INCOME
Interest income	2,892	1,590
Miscellaneous income	3,650	—

TOTAL OTHER INCOME	6,542	1,590

NET (LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(1,219,492)	1,147,191
BENEFIT OF (PROVISION FOR) INCOME TAXES	426,822	(426,960)

NET (LOSS) INCOME	$(792,670)	$720,231

EARNINGS (LOSS) PER SHARE
Basic	$(0.01)	$0.01

Diluted	$(0.01)	$0.01

The accompanying notes are an integral part

of these consolidated financial statements

ENERGYTEC, INC.

Consolidated Statements of Changes in Shareholders’ Equity

For the Year Ended December 31, 2005, and Three Months Ended March 31, 2006 (Unaudited)

	Number of Shares	Preferred Stock $.001 Par Value	Common Stock $.001 Par Value	Additional Paid-In Capital	Treasury Stock	Retained (Deficit)	Total
BALANCE, December 31, 2004 (Audited)	$59,534,281	$—	$59,535	$20,594,763	$(36,351)	$(1,341,893)	$19,276,054
Treasury stock retired	(186,053)	—	(186)	(36,165)	36,351	—	—
Capital stock issued for cash	5,623,540	—	5,624	14,010,963	—	—	14,016,587
Capital stock issued for services	25,000	—	25	49,975	—	—	50,000
Capital stock issued upon conversion of debenture	25,000	—	25	49,975	—	—	50,000
Capital stock issued under stock compensation plan	214,668	—	215	429,669	—	—	429,884
Capital stock issued for stock dividend	4,411,970	—	4,412	(4,412)	—	—	—
Net loss	—	—	—	—	—	(403,574)	(403,574)

BALANCE, December 31, 2005	69,648,406	—	69,650	35,094,768	—	(1,745,467)	33,418,951
Capital stock issued under stock compensation plan	18,417	—	18	36,816	—	—	36,834
Net loss	—	—	—	—	—	(792,670)	(792,670)

BALANCE, March 31, 2006	69,666,823	$—	$69,668	$35,131,584	$—	$(2,538,137)	$32,663,115

The accompanying notes are an integral part

of these consolidated financial statements

ENERGYTEC, INC.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2006 and 2005 (Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(792,670)	$720,231
Adjustments to reconcile net (loss) income to net cash used in operating activities
Gain on sale of working interest	—	(1,872,072)
Acquisition of Railroad Commission Bond	(250,000)	—
Capital stock issued under stock compensation plan	36,834	—
Depreciation, depletion and amortization	212,659	170,573
Changes in assets and liabilities
Accounts receivable, revenue	(59,038)	(33,283)
Accounts receivable, joint interests	—	—
Accounts, receivable programs	596,700	(1,690,880)
Accounts receivable, other	(57,859)	(1,914,280)
Accounts receivable, related party	(1,125)	—
Prepaid expenses and other current assets	(168,850)	—
Accounts payable	(104,178)	509,567
Accounts payable, revenue	(304,060)	(100,155)
Turnkey costs payable	(1,204,583)	773,176
Other current liabilities	958,024	—
Accrued expenses	—	(468,638)
Federal income taxes payable	—	287,787
Deferred federal income taxes	(426,822)	139,174

Net cash flows used in operating activities	(1,564,968)	(3,478,800)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,435,446)	(4,121,000)
Proceeds from sale of property and equipment	—	3,295,680
Advance revenue payments	(2,110,004)	(979,689)

Net cash flows used in investing activities	(4,545,450)	(1,805,009)

(Continued)

ENERGYTEC, INC.

Consolidated Statements of Cash Flows (Continued)

For the Three Months Ended March 31, 2006 and 2005 (Unaudited)

	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(123,047)	(92,846)
Proceeds provided from borrowings on notes payable	99,825	—
Proceeds provided from draws on line of credit	2,980,269	—
Payments on line of credit	(80,000)	—
Proceeds provided from sale of stock subscriptions	—	1,529,900

Net cash flows provided by financing activities	2,877,047	1,437,054

NET DECREASE IN CASH	(3,314,590)	(3,846,755)
CASH, beginning	4,037,284	6,567,930

CASH, ending	$803,913	$2,721,175

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Cash paid for interest	$36,495	$27,541

Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Capital stock issued under stock compensation plan	$36,834	$—

Assets acquired through notes payable	$91,219	$—

Loan origination fee taken from draw on line of credit	$19,731	$—

The accompanying notes are an integral part

of these consolidated financial statements

ENERGYTEC, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

1. BASIS OF PRESENTATION

These condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods reported. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Certain reclassifications of prior year data have been made to conform to 2006 classifications. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report filed on Form 10-K with the Securities and Exchange Commission July 20, 2006. The Company’s exploration and production activities are accounted for under the “successful efforts” method.

2. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share amounts are computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock shares outstanding during the periods. Diluted earnings (loss) per share amounts take into consideration all potentially dilutive common shares such as options and convertible securities.

For basic earnings (loss) per share purposes, for the three months ended March 31, 2006 and 2005, weighted average common stock shares outstanding totaled 69,651,476 and 63,701,681, respectively. For diluted earnings (loss) per share purposes, for the three months ended March 31, 2005, weighted average common stock shares outstanding totaled 63,764,181 and included shares relating to the assumed conversion of notes and debentures and the assumed exercise of stock options. Net income (loss) for diluted earnings per share purposes includes the add back of the interest savings from the assumed conversion of notes and debentures, net of the related tax effects. For the three months ended March 31, 2006, potentially dilutive securities are excluded from the computation as their effect is anti-dilutive.

3. ASSET RETIREMENT OBLIGATION

Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”. Pursuant to this accounting standard, the Company recognized additional liabilities at March 31, 2006 and December 31, 2005, of approximately $255,140 and $1,628,161, respectively, for asset retirement obligations related to the future costs of plugging and abandoning its oil and gas properties, the removal of equipment and facilities from lease acreage and returning such land to its original condition. These costs reflect the legal obligations associated with the normal operation of oil and gas properties and were capitalized by increasing the carrying amounts of the related long-lived assets by the fair value of these obligations, discounted to their present value. The additional liabilities recognized for the year ended December 31, 2005, are associated with 20 additional wells drilled in our Talco/Trix-Liz Field and Sulphur Bluff Field, the acquisition of 61 wells in our Como Field and the rising costs of plugging and abandonment costs. Additionally, the Company expended $307,001 during 2005 to plug wells in accordance with Texas Railroad Commission regulations. The liabilities incurred for the three months ended March 31, 2006, are attributable to adjustments for unforeseen circumstances encountered during the abandonment of two wells during the quarter.

The changes in the carrying amount of the Company’s asset retirement obligations for the three months ended March 31, 2006, and the year ended December 31, 2005, are as follows.

	2006	2005
Balance at beginning of period	$2,252,464	$624,303
Accretion expense	20,403	62,430
Payments	(255,140)	(307,001)
Liabilities incurred	255,140	1,872,732

Balance at end of period	$2,272,867	$2,252,464

Accretion expense is included in “Depreciation, depletion, and amortization” in the accompanying condensed consolidated statements of operations.

4. BORROWINGS

The Company’s borrowings consist of a note payable to a bank totaling $836,454, secured by the Company’s Redwater properties, and a letter of credit of $25,000, which secures a bond on the Company’s Wyoming properties, two vehicle loans totaling $84,889, an insurance financing agreement for $89,044, and debenture notes totaling $125,000. None of these borrowings contain any significant debt covenants or restrictions on dividend payments.

The letter of credit bears interest at 7.5% and is due along with all accrued interest on September 10, 2006. The Company is currently in the process of renewing the letter of credit.

The vehicle loans are due in monthly installments of $1,272 and $1,262 through March 31, 2009, and bear no interest. The insurance financing agreement bears interest at 8.5% per annum and is due in monthly installments of $11,488 per month through December 24, 2006.

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

Future maturities required under the terms of the above debt are as follows:

Year Ended March 31,	Amount
2007	$568,194
2008	443,117
2009	24,076

$1,035,387

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

In June 2003, the Company issued debenture notes to various individuals. The notes bear interest at 8.0%, are unsecured and mature in 2008. Interest is payable monthly in arrears on or before the 15th of each month. Additional interest equal to .5% or 1% of the principal amount is payable to the holder if the average mcf price of gas does not fall within given ranges for each six month measurement period. The debentures are convertible at the holders’ option into the Company’s common stock shares at a conversion price of $2.00 per share. Due to the conversion option, these debentured notes are treated as current liabilities. In each of the years ended December 31, 2005 and 2004, $50,000 of these debentures was converted into 25,000 shares of common stock.

5. INCOME TAXES

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

The Company’s provision for income taxes reflects the federal income taxes calculated at the statutory rates and state taxes calculated at the statutory rates net of any federal income tax benefit. The Company’s statutory rate and effective tax rate are approximately 35%. A reconciliation of income tax expense at the statutory federal and state income tax rates to income tax expense at the Company’s effective tax rate for the three months ended March 31, 2006 and 2005, is as follows:

	Three Months Ended March 31,
	2006	2005
Income tax, benefit (expense) statutory rates	$426,822	$(387,817)
State taxes, net	—	(39,143)

Benefit of (provision for )income taxes	$426,822	$(426,960)

The following temporary differences gave rise to the deferred tax asset and liability at:

	March 31, 2006	December 31, 2005
Deferred tax asset:
Balance, January 1	$440,028	$210,385
Effect of impairment of long- lived assets not currently deductible	—	229,643
Effect of current year net loss	746,203	—

Net deferred tax asset	1,186,231	440,028

Deferred tax liability:
Balance, January 1	2,322,671	1,567,264
Effect of intangible drilling costs expensed for tax purposes which were capitalized for financial statement purposes	319,381	755,407

Gross deferred tax liability	2,642,052	2,322,671

Net deferred tax liability	$1,455,821	$1,882,643

6. ENVIRONMENTAL ISSUES

In November 2004, an oil spill of eight barrels occurred on land where several of the Company’s wells are located. The remediation and restoration of the land is governed by the Texas Railroad Commission and other attendant regulatory authorities. During November and December 2004, the Company incurred approximately $520,000 of costs related to the remediation and restoration. During the year ended December 31, 2005, an additional $2,365,242 of such costs were incurred and paid or accrued. This amount includes $325,000 to cover remediation and restoration of the area pursuant to various regulatory authorities. These payments were made in addition to the work performed that was necessary for release and clearance from the RRC and the EPA. Additional amounts totaling $100,000 were paid in August and September of 2006. These amounts were not known at the time of filing the Company’s Form 10-K for the year ended December 31, 2005, but were accrued as early as known and are included in accrued expense as of March 31, 2006. The

Company is negotiating with the landowner and the State of Texas to reach a final determination of the costs of remediation and restoration. At such time as a final settlement is reached, any remaining amounts to be paid will be recorded as an expense. The Company does not anticipate the final settlement to have any material impact on the Company’s assets or continuing operations.

7. COMMITMENTS AND CONTINGENCIES

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

Legal Matters

The Company has filed various complaints and is the defendant in various actions as disclosed in “Recent Developments – Litigation and Potential Claims” ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Recent Developments

On March 18, 2006, Energytec’s Board of Directors removed Frank W Cole from office as the Chairman of the Board, Chief Executive Officer, and Chief Financial Officer, pursuant to reports of irregularities in financial reporting, lack of control over operations and assets at Energytec’s Talco facility in East Texas, concerns related to the sale of working interests in leases and common stock of Energytec in private placements, and possible violations of Energytec’s Code of Ethics. The results of an Audit Committee investigation and internal review process were reported in our annual filing on Form 10-K for the year ended December 31, 2005, filed with the Securities Exchange Commission on July 21, 2006. This report should be read in conjunction with PART I. ITEM 1. BUSINESS “RECENT DEVELOPMENTS,” PART I. ITEM 1.A. RISK FACTORS, AND PART II. ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS included in the annual report.

Litigation and Potential Claims

As a result of the findings discussed in our annual filing on Form 10-K for the year ended December 31, 2005, and subsequent events, Energytec has filed various complaints and is now the defendant in several actions.

Energytec, Inc., v. Frank W Cole, et al., U.S. District Court, Northern District of Texas, Case No. 3-06 CV-871-L (Consolidated with Case No. 3-06CV0933-G). This lawsuit filed by Energytec is against Frank W Cole, a former officer and director, Josephine Jackson, a former officer and employee, Phillip M. Proctor, a registered broker, and G. Norman Munro, Raymond J. Vula, John J. Petito, Melvin R. Seligsohn, Sam Miller and Corrine I. Wesloh, who are all unregistered brokers. In the complaint Energytec alleges that the defendants developed and implemented a scheme to sell securities of Energytec and working interests in oil and gas wells in violation of the anti-fraud prohibitions set forth in Section 10(b) of the Securities Exchange Act of 1934, in violation of applicable state securities laws, and in a manner constituting common law fraud. Energytec also claims that Frank W Cole and Josephine Jackson engaged in a number of acts and omitted to take certain actions with respect to maintenance and management of the books and records of Energytec, supervision and management of Company operations and personnel, and preparation and filing of reports with Federal and state agencies, which constituted violations of: (i) their respective fiduciary and other duties to Energytec and its stockholders, and (ii) disclosure rules, internal control requirements, and certification requirements under the Securities Exchange Act of 1934. In addition, Energytec claims the broker defendants received payment of commissions in violation of Section 15(a) of the Securities Exchange Act of 1934 and/or applicable state statutes, or did not disclose the commission arrangement to the brokerage firm with which they were affiliated and engaged in selling away, which is a violation of NASD regulations.

This case is a consolidation by order of the court issued in August 2006 of complaints filed in May 2006. In August 2006 the court also issued an order permitting Energytec to file an amended consolidated compliant to resolve motions previously filed by defendants to dismiss the claims against them for failure to state sufficient facts to support a cause of action. Since filing the amended consolidated compliant, certain defendants filed a motion asking the court to reconsider its order allowing the filing of the amended consolidated complaint, and Messrs. Munro and Proctor have refilled motions to dismiss the claims against him for failure to state sufficient facts to support a cause of action. Energytec has not received notice that any answer or other motions have been filed by the other defendant.

Frank W Cole and Josephine Jackson, v. Energytec, Inc., et al., District Court of Dallas County, Texas, Case No.06-06216. On or about June 29, 2006, Frank W Cole and Josephine Jackson filed the above-referenced lawsuit on behalf of themselves and the other Energytec shareholders alleging Energytec and its officers and directors acted improperly in removing them from office and have since acted improperly in the management of Energytec, and that this misconduct represents a breach of their respective fiduciary duties to Energytec. The complaint further alleges that Don Lambert, the interim Chief Executive Officer, made misrepresentations to Energytec that amount to fraud, converted a company vehicle to his own use, and has failed to repay a loan made by Energytec to Mr. Lambert when he first became an employee. In August 2006 John E. Wasson filed a petition to intervene in the case as an additional plaintiff. In July 2006, Energytec and the other defendants filed a motion to stay further proceedings in the state court case pending resolution of the proceedings in Federal court brought by Energytec as described above. At the end of August 2006, the Texas state court issued an order staying further proceedings in the state court case pending resolution of the proceedings in Federal court.

Energytec, Inc. and Comanche Well Service Corp., v. Calvin Bass and Jerry Bass, District Court of Titus County, Texas, Case No. 32228. On or about June 1, 2006, Energytec filed the above-referenced lawsuit alleging the defendants engaged in a regular pattern of theft and conversion of Company property and resources, falsification of Company records, and breach of duties as employees to Energytec, all in violation of Texas law. Defendants filed an answer to the complaint on June 26, 2006, alleging certain deficiencies in the pleading and requesting an order requiring amendment, denying the substantive allegations asserted by Energytec, and asserting counterclaims for additional compensation from Energytec and claming Energytec, through its agents, slandered the defendants. Energytec filed an answer denying the allegations of the counterclaim. The parties are now beginning discovery in this proceeding, so Energytec cannot predict at this time whether or to what extent it will prevail on its claims or incur any liability on the basis of the claims asserted against it.

As a result of transactions, filings, and other matters that have transpired as a result of the actions of Frank W Cole and the other persons identified above, Energytec believes that it may have potential liability for rescission or damages to investors in the working interest programs and/or purchasers of Energytec common stock in private placements. This potential liability arises on the basis of potential claims that Energytec, through the actions of Mr. Cole and others, violated the registration requirements of the Securities Act of 1933 and applicable state statutes and/or violated the anti-fraud provisions of Federal and state securities laws and common law fraud. Based on the amount of investment made by investors, Energytec estimates that the potential liability could be as high as $50 million. It should be expected that any such claims that are directed to Energytec will also be directed to its management and others based on allegations that they knew or should have known of the problems and misconduct and are either equally culpable with Mr. Cole or failed to discharge their duties to Energytec and its shareholders. In addition, Federal and state regulatory authorities could elect to pursue enforcement proceedings against Energytec and its management seeking civil and perhaps criminal sanctions for violations of Federal and state law. Should litigation arise under the circumstances described above, it would likely add significantly to the financial burden of Energytec, not to mention the time and resources management may need to devote to litigation matters that will distract it from pursuing the business of Energytec.

In this regard, you should note that John J. Petito, one of the defendants in the action brought by Energytec against unlicensed brokers entitled Energytec, Inc., v. Philip M. Proctor, et al. filed his own lawsuit on May 23, 2006, in the U.S. District Court, Eastern District of New York, Case No. CV-06 2536, entitled John J. Petito, v. Eric A. Brewster, et al. Mr. Petito is acting as his own counsel in the matter. The lawsuit is against 17 defendants, including Energytec, each of the directors and officers of Energytec (except for Frank W Cole), certain employees of Energytec, a former director, and certain attorneys and law firms representing Energytec. The complaint alleges that the directors and officers of Energytec conspired to drive down the price of Energytec’s common stock as part of a plan to take over control of Energytec, and used Energytec to wrongfully take money from investors and deprive them of the benefit of their investment in oil and gas working interests. The complaint seeks compensatory damages of $1 billion and punitive damages of $2.5 billion. Energytec intends to vigorously defend the lawsuit and is of the view that the lawsuit was filed in retaliation for the lawsuit it filed against him. Mr. Petito’s prayer for damages is, in Energytec’s opinion, unrealistic and devoid of merit, and the likelihood that he will recover these amounts is remote. The lawsuit fails to establish jurisdiction in New York and the plaintiff wholly acknowledges that the individual defendants and corporate defendants are all residents of Texas (except one from Oklahoma), and that the alleged events all occurred within the corporate headquarters located in Texas. Due to the fact that the only reference to New York is found in the first paragraph of the complaint as a reference to the plaintiff’s own address, Energytec’s legal counsel in New York has filed, on behalf of Energytec, its board members, and employees a pre-motion to dismiss the lawsuit for lack of personal jurisdiction.

Results of Operations

Revenue

For the three months ended March 31, 2006, oil and gas revenue has increased from $298,955, for the three months ended March 31, 2005, to $1,208,824, a 304% increase. This increase is primarily due to the acquisition of the Como Field which occurred in the fourth quarter of 2005, and contributed 16,601bbls of production during the three months ended March 31, 2006. During the three months ended March 31, 2005, a number of wells were severed in the Trix-Liz field due to the oil spill which occurred during November of 2004. This resulted in a reduction in monthly production of approximately 1,192 barrels for the three months ended March 31, 2005. Additionally, the average oil price over the first three months of 2006 was approximately $7.81 per barrel higher than the comparable period in 2005. The following table shows the gross and net oil and gas production for each month in the three-month period ended March 31, 2006:

	Oil (Bbl)		Gas (Mcf)
Month in 2006	Gross	Net	Gross	Net
January	19,619	8,056	23,294	4,403
February	18,626	6,167	34,359	5,318
March	25,068	8,417	28,811	4,759

Well service revenue for the three months ended March 31, 2006, reflects an increase over the same period in the prior year due to the utilization of additional equipment and the addition of well service units, which were put into service on additional properties during the last half of 2005. The revenue has increased by 103%, from $579,699 for the three months ended March 31, 2005, to $1,177,878 for the same period in 2006. Well service expenses have also risen due to the addition of employees and the expense of maintaining the equipment. The well service units are older, rebuilt units which require more frequent maintenance. The expense increased by 188%, from $687,069 for the three months ended March 31, 2005, to $1,981,047 for the same period in 2006. During the first quarter of 2006, employees were also involved in re-engineering and construction of a rig that was purchased in January of 2006. Payroll and repair expenses increased the overall well service expenses, but the rig was not contributing to the generation of revenue. For the three months ended March 31, 2006, we have a loss of $636,064 from well services provided. This is primarily due to the addition of employees who were utilized to complete construction and necessary repairs on the rig. Additionally, all well services performed by Comanche Well Service are for the benefit of Energytec and our working interest owners. The hourly rates billed are below market rate for similar services. With rising fuel and labor costs, the well services billed to working interest owners are not sufficient to generate a profit from well services. Prior management did not effectively capture costs associated with interests owned by working interest owners, thereby absorbing costs that should have been billed to non-operating working interest partners. On January 1, 2006, we implemented an integrated oil and gas accounting system (OGSYS) that will allow us to thoroughly review the hourly rate for well services, make adjustments to the rate as necessary, and capture expenses that will be billed to working interest owners.

For the three months ended March 31, 2005, gas sales increased by 137%, to $709,990 from $300,164 from the same period in 2005. Gas purchases increased from $262,367 for the three months ended March 31, 2005 to $701,516 for the three months ended March 31, 2006. The net revenues for the three months ended March 31, 2006, was $8,474 as compared to $37,797 for the same period in 2005, because of an increase in treating fees from $0.30 per mcf to $0.50 per mcf.

Oil and gas expenses

Lease operating expenses have increased from $176,063 for the three months ended March 31, 2005, to $414,503 for the same period in the current year. This is an increase of 135%. For the three months ended March 31, 2006, the lifting costs per barrel averaged $7.27 for a total of $179,719. Lease operating expenses also include $234,785 of costs associated with non-producing wells. Lease operating expenses as compared to oil and gas revenues appear to be high due to the expenses on these non-producing wells, creating a high ratio of expense to revenue. As we continue to recomplete additional wells and bring them onto production, the costs as a percentage of the revenue should continue to decline. Additionally, as we plug wells in accordance with RRC requirements, the costs of maintaining non-producing wells will decline.

General and administrative

General and administrative expenses increased 36% from $581,676 for the three months ended March 31, 2005, to $792,426 for the same period in 2006. Approximately $155,000 of the increase in expenses was directly related to investigative services, consulting, and legal fees related to the events as described under “Recent Developments.” An additional $37,000 is related to the recognition of stock compensation expense under the stock grant awarded in 2005. The remaining increase is attributable to increases in rent, utilities, and liability and fleet insurance.

Other income (expense)

During the three months ended March 31, 2005, Energytec recognized a gain on sale of working interests of $1,872,072. There were no gains from sales of working interests for the three months ended March 31, 2006. During the quarter ended March 31, 2006, $1,001,000 was received in anticipation of additional working interest sales. However, pursuant to the actions and events as described under PART I. ITEM 1. BUSINESS “RECENT DEVELOPMENTS,” PART I. ITEM 1.A. RISK FACTORS, AND PART II. ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS included in the annual report filed on Form 10-K for the year ended December 31, 2005, the Audit Committee of the Board of Directors discontinued all sales of working interests. The amounts received are reflected as “Other current liabilities” in the accompanying financial statements, and will be refunded to the investors in connection with a rescission plan to be determined.

Liquidity and Capital Resources

At December 31, 2005, approximately $4,000,000 of cash was available for the operations and capital expenditures of Energytec and its wholly owned subsidiary. Effective January 1, 2006, an integrated oil and gas accounting system (OGSYS) was implemented and the use of QuickBooks was discontinued. During the process of entering beginning balances into OGSYS, approximately 900 unpaid vendor invoices were discovered and entered into the system. These invoices totaled approximately $1,150,000 and an adjustment was made to accrue the outstanding balances as of December 31, 2005. Substantially all of these invoices were past due and were approved for payment.

Subsequently, during January 2006, commissions related to the 2005 sale of working interests and stock totaling $1,178,771 were authorized for payment by Frank W Cole. Additionally, distributions of revenue for November 2005 and December 2005, which were authorized by Mr. Cole for payment to working interest owners during January and February of 2006, exceeded the actual revenues due by $1,853,979. Frank W Cole also authorized the payment of $86,365 related to wells which were not owned by the Company and $230,300 for the purchase of a rig and parts to construct an additional well service unit.

Capital expenditures in the first quarter of 2006 totaled approximately $2,500,000. The majority of the capital expenditures were incurred in an effort to bring wells back onto production. Of this amount approximately $360,000 was specifically related to correction of issues pursuant to the Texas Railroad Commission regulations. Approximately $420,000 was spent on regulatory compliance in the second quarter of 2006.

The payment of commissions and excess revenue distributions combined with payments for past due invoices and necessary capital expenditures severely impacted the operating cash available. In an effort to generate cash, Frank W Cole sold additional interests in various working interest programs totaling $1,001,000. Pursuant to the Audit Committee’s resolution to discontinue all sales of working interest programs, the amounts received are reflected in current liabilities as “Other current liabilities” in the accompanying financial statements.

In order to meet continuing operational expenses and capital expenditures without further sales of working interests, the Company entered into a loan agreement with Gladewater National Bank for $4,000,000 on February 27, 2006. The loan bears interest at 1% above the Wall Street Prime Rate and matures February 27, 2007. The loan is an open end credit facility. The Company took an advance of $2,000,000 on February 27, 2006, with two additional advances of $1,000,000 each on March 16, 2006 and April 12, 2006. This loan is collateralized by the Company’s mineral interest in the Como Field, which was not affected by the reserve revisions. During the term of the loan, the bank will periodically re-evaluate the value of the properties pledged to secure the loan to determine compliance with the loan borrowing base which equals 80% of the present worth of the properties pledged, as calculated by the Bank, discounted 17.5%, or 80% of the average of the preceding six months’ net monthly income times 32 months, whichever is less. If the loan exceeds the borrowing base as calculated, the Company will have 30 days to pledge additional collateral or make a principal reduction on the loan. In connection with the loan, the Company can make no additional loans to officers of the Company, or from the date of the loan agreement, may not increase the salaries of its officer by more than 10% annually. Additionally, the Company may not form any new subsidiary or merge or invest in or consolidate with any other entity or sell, lease, assign, transfer, or otherwise dispose of all or substantially all of the Company’s assets pledged as collateral on the loan. This debt, totaling $4,000,000, is subject to interest at 1% above the Wall Street Prime Rate and is susceptible to fluctuations. Through September 15, 2006, the Wall Street Prime Rate has ranged from a low of

7.25% to a high of 8.25%. Monthly principal payments of $80,000 plus interest are due on the 27th of each month beginning March 27, 2006. Production payments related to the properties collateralizing the loan are deposited directly with Gladewater National Bank. Any excess funds, after the monthly principal and interest payments are available for the general use of the Company.

Capital Commitments The following table discloses aggregate information about our contractual obligations including notes payable and lease obligations, and the periods in which payments are due as of March 31, 2006:

	Total	Payments due by period
		Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term Debt	$1,035,387	$568,194	$467,193	$—	—
Debenture Bonds	125,000	—	—	125,000	—
Operating Lease Obligations	80,217	80,217	—	—	—
Asset Retirement Obligation	2,272,867	125,403	210,000	535,000	1,402,464
Deferred Tax Liability	1,455,821	81,680	155,173	139,655	1,079,313

Total	$4,969,292	$855,494	$832,366	$799,655	$2,481,777

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, due to the circumstances and events described in “Recent Events” ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, and due to transactions, filings, and other matters that have transpired as a result of the action of the former CEO/CFO, with the participation of his assistant, the Company believes that it may have potential liability for rescission or damages to investors in the working interest programs and/or purchasers of Energytec common stock in private placements on the basis of potential claims that the Company, through the actions of the former CEO/CFO and his assistant, violated the registration requirements of the Securities Act of 1933 and applicable state statutes and/or violated the anti-fraud provisions of Federal and state securities laws and common law fraud. The Company cannot reasonably determine the potential liability and timing of payments at this time. In connection with one of the private placements the investors were given a contractual right to put the shares back to Energytec for a total amount of $11,388,923. Under present circumstances management does not expect that the Company will honor the put because it would render the Company insolvent in violation of Nevada corporation law. Should litigation arise under the circumstances described above, it would likely add significantly to the financial burden of the Company, not to mention the time and resources management may need to devote to litigation matters that will distract it from pursuing the business of Energytec. The Company is exploring its options with respect to an orderly disposition of selected properties and assets to fund a staged resolution of potential claims for rescission and damages beginning in 2007.

The Company does not currently have cash reserves sufficient to meet its capital and operational expenditure for the remainder of 2006 and to fund potential claims for rescission or damages against Energytec. In light of the Company’s current cash position, the reduction in revenue due to severed leases, and the uncertainties related to potential litigation and resulting liability, there is substantial doubt about the Company’s ability to continue as a going concern. Funds to meet the capital and operational expenditure budget and satisfy vendors are expected to be derived from operations, sale of identified surplus equipment, joint venture and partner financing, and debt lending or mezzanine financing (in support of drilling opportunities). Despite these alternatives, there can be no assurance that management’s efforts to adequately provide for the contingencies will be successful.

Regulatory Compliance

Pursuant to the issues as discussed in ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS “Recent Developments,” and with PART I. ITEM 1. BUSINESS “RECENT DEVELOPMENTS,” PART I. ITEM 1.A. RISK FACTORS, AND PART II. ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS included in the annual report on Form 10-K for the year ended December 31, 2005, it was determined that 23 wells were dually completed in non-permitted separately recognized reservoirs in the Talco/Trix-Liz Field without the proper permitting and spacing required by the Texas Railroad Commission (RRC). No proved reserves can be assigned to any of the 23 wells dually completed in non-permitted separately recognized reservoirs in the Talco/Trix-Liz Field until such regulatory issues are resolved to the satisfaction of the RRC.

Energytec has begun the process of obtaining the proper permits for each of the 23 dually completed wells. As of September 18, 2006, only eight of the 23 dually completed wells have been restored to production and in the Woodbine “D” zone only. Necessary rig work dictated by regulatory rules has been completed on three additional wells in the Woodbine “B” zone. Regulatory filings are being processed in order to return these three wells to production in the “B” zone.

One of the limiting factors affecting restoration of the wells to production as dual producers is the lack of funds for procuring packers, tubing, wellheads and pumps. Meanwhile, one service rig at Trix-Liz is dedicated to performing necessary work for reactivation of at least one zone in the remaining dually completed wells. The rig work is often hampered by rig downtime due to the age and condition of the equipment.

However, the circumstances surrounding the 23 dually completed wells are further complicated by the Company’s history of regulatory compliance confrontations with the RRC. In late 2005, the Company received a substantial list of outstanding deficiencies and violations relative to all of its properties. The Trix-Liz Field was sited with numerous violations and deficiencies such that the Company spent approximately $360,000 in the first three months of 2006 and $420,000 in the second quarter of 2006, to rectify the non-compliance. As a result of this compliance profile with the RRC, the process of properly permitting the dually completed wells has been more time consuming and costly than originally contemplated.

The excessive cost is exacerbated by the original engineering decisions made by previous management without regard to RRC regulatory procedures. Even with sufficient funds and newer equipment, significant limitations on the viability of the 23 wells exist. This is due to the use of small casing sizes that limit the tubing sizes necessary for optimizing segregated production from each of the zones. Additionally, the wells were drilled on a spacing grid that will not allow for production from all 23 wells from all zones. Because the Company will never be able to produce from all zones in each of the 23 dually completed wells, this results in the need to determine the specific wells and zones to place on production in order to achieve optimum revenue potential.

Additional complications arise in the selection of which zones and which wells to produce. This is related to lack of accurate historical production and test data. Test separators and equipment have never been incorporated into the production facilities, resulting in less than precise methods of determining production values for each well or zone. Well head fluid sampling has been and remains the current method of establishing individual well or zone production. However, the sample method often conflicts with total lease production figures. One method available to accurately test each zone or well is to shut in the remaining wells or zones on that lease until testing is complete. However, the financial impact of this method is not acceptable.

ENERGYTEC, INC. DUALLY COMPLETED WELL STATUS*

Friday, September 15, 2006

REGULATORY: Dual Completion Wells Status

	ORIGINAL ZONAL COMPLETIONS				PRESENT ZONAL PRODUCTION
Lease/Well	A	B	C	D	A	B	C	D

J. Belcher 11	X	X

J. Belcher 12	X	X				X

J. Belcher 13	X	X				X

J. Belcher 14	X	X				X

J. Belcher 15	X	X

A. Garbade 13	X	X

A. Garbade 14		X		X				X

A. Garbade 16		X		X				X

A. Garbade 17		X		X				X

A. Garbade 18	X	X

A. Garbade 19		X		X				X

A. Garbade 20		X		X				X

A. Garbade 22		X		X				X

A. Garbade 25		X		X

A. Garbade 27	X	X

HBU 225	X	X

HBU 226		X	X	X

M. B. Timmons 21	X	X

M. B. Timmons 22	X	X

M. B. Timmons 23	X	X

M. B. Timmons 24	X		X

M. B. Timmons 26	X	X

M. B. Timmons 30		X	X	X

Note: 8 wells producing in “D” zone & 3 in “B” zone. J. Belcher 13 is on production in the “B” zone.

Rig work is in progress on the J. Belcher 11.

*	There are 100 working interest programs that are affected by the 23 dually completed wells.

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

During the second quarter of 2005, the Company entered into an agreement to drill seven wells in two of its fields for $8,000,000 under a turnkey agreement through completion of the wells. Commissions of $800,000 were paid to two individuals in connection with the agreement. The sales proceeds of $8,000,000 less the commissions of $800,000 were recorded as a liability pending the completion of the wells. The liability included $3,500,000 for the sale of well sites owned by the Company and the estimated cost of drilling and completion of the wells totaling $3,700,000. The drilling budget of $3,700,000 includes approximately $1,000,000 to cover potential overruns associated with increasing costs of materials and labor precipitated by rising oil prices. The Company has elected to reserve recognition of this amount until such time as all wells are completed.

Comanche Well Service provides the drilling services and bills for these services based upon average market day rates plus expenses. As wells are drilled, the liability is reduced by direct drilling costs plus a standard daily drilling rate of $3,000 per day. The gain on the sale of the well sites is recognized as wells are completed. No drilling revenues were recognized in the first quarter of 2006 because no further drilling was completed during that time. Certain direct costs associated with completion were incurred, reducing the liability. The accompanying financial statements reflect a remaining liability of $4,286,467 as of March 31, 2006, which is included in turnkey costs payable.

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

As discussed in “Recent Developments,” in December 2005, Energytec engaged an independent engineering firm to conduct a study of its reserves as of December 31, 2005. Pursuant to the reserve study, it was determined that 23 wells were dually completed in non-permitted separately recognized reservoirs in the Talco/Trix-Liz Field without the proper permitting and spacing required by the Texas Railroad Commission (RRC). No proved reserves can be assigned to any of the 23 wells dually completed in non-permitted separately recognized reservoirs in the Talco/Trix-Liz Field until such regulatory issues are resolved to the satisfaction of the RRC. Additionally, commingling of production from permitted and non-permitted reservoirs resulted in the inability to assign reserves to either the permitted or non-permitted reservoirs. Both of these circumstances caused the reserves to be substantially understated as of December 31, 2005.

Although these circumstances resulted in the exclusion of reserves, management believes that the inability to assign proved reserves to the Talco/Trix-Liz Field is temporary and that the impairment allowance recorded at December 31, 2005, is fairly stated and that no further impairment is required as of March 31, 2006.

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

Recent Accounting Developments

During the year ended December 31, 2005, and through September 2006, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FSAB) the most recent of which was SFAS No. 157, “Fair Value Measurements”. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results

During 2004, the EITF discussed Issue No. 04-9, “Accounting for Suspended Well Costs.” SFAS No. 19 “Financial Accounting and Reporting by Oil and Gas Producing Companies,” requires costs of drilling exploratory wells to be capitalized pending determination of whether the well has found proved reserves. If the well has found proved reserves, the capitalized costs are included in wells, equipment and facilities. If, however, the well has not found proved reserves, the capitalized costs of drilling the well are expensed, net of any salvage value, within one year except under certain specific circumstances. The application of this guidance has caused confusion within the industry. The EITF removed this issue from their September 2004 meeting and requested that the FASB consider an amendment to SFAS No. 19 to address this issue. The FASB issued on February 5, 2005 an FSP that would amend SFAS No. 19 to permit the continued capitalization of exploratory wells costs beyond one year if the well had found sufficient quantity of reserves to justify its completion as a producing well and that the company is making sufficient progress assessing the reserves and the economic and operating viability of the project. The FSP was effective in April 2005.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws that relate to future events or Energytec’s future financial performance. All statements in this report that are not historical facts, including, but not limited to, statements about oil and gas exploration and development activities, oil and gas reserves, oil and gas prices, competition with other oil and gas companies, government regulation of the oil and gas industry and related matters, and plans and objectives for future operations, are hereby identified as “forward-looking statements.” The words “may,” “should,” “will,” “expect,” “could,” “anticipate,” “believe,” “estimate,” “plan,” “intend” and similar expressions have been used to identify certain of the forward-looking statements. Forward-looking statements are based on current expectations, estimates, and projections, and they are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from those described in the forward-looking statements. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this report. In particular, the matters discussed above under “Recent Developments” in ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS should be viewed as creating substantial uncertainty about Energytec and its prospects for the future. All statements in this report of expectations, estimates, and projections are subject to these uncertainties, the outcome of which cannot be predicted at this time and any one of which could render our forward-looking statements unlikely or impossible.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, interest rates, and commodity prices.

The Company is not currently involved in any hedge contracts or foreign contracts and therefore has no exposure to such risks.

In February 2006, the Company incurred debt totaling $4,000,000 that is subject to interest at 1% above the Wall Street Prime Rate and is susceptible to fluctuations. During 2005, the Wall Street Prime Rate ranged from a low of 5.35% to a high of 7.25%. Through September 15, 2006, the Wall Street Prime Rate has ranged from a low of 7.25% to a high of 8.25%.

Our major market risk exposure is in the pricing applicable to our oil production and natural gas sales. Realizing pricing is primarily driven by the prevailing domestic price for crude oil. Historically, prices received for oil and gas sales have been volatile and unpredictable. We expect pricing volatility to continue. Oil prices ranged from a low of $46.62 per barrel to a high of $67.42 per barrel during the first three months of 2006 and from a low of $35.74 per barrel to a high of $64.40 per barrel during the year ended December 31, 2005. Gas prices during 2005 ranged from a low of $2.40 per mcf to a high of $6.57 per mcf. During the first three months of 2006, gas prices have ranged from a low of $2.89 per mcf to a high of $4.08 per mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.

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

Subsequent to March 18, 2006, the incumbent management with the oversight of the Audit Committee has been aggressively addressing all of the above material weaknesses in our internal control over financial reporting and disclosure controls and procedures. Effective January 1, 2006, an integrated oil and gas accounting system (OGSYS) was implemented, allowing for more accurate and efficient accumulation of information necessary for financial reporting and disclosure. Additionally, management has implemented disclosure controls to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and reported to the appropriate level of management. Specifically, these disclosure controls include regularly scheduled management meetings which include operational supervisors and employees, open discussion of current and planned operations, regularly scheduled meetings with the Finance Committee of the Board of Directors who oversee the operating budget and expenditures, capital expenditures budget and the Company’s acquisition and divestiture plans. Additionally, the Company has established a Disclosure Committee which is made up of the Interim CEO, Interim CFO, Controller, Vice President of Drilling and Production, and Purchasing Manager. This committee meets regularly and thoroughly reviews all reports filed or submitted by the Company under the Securities Exchange Act of 1934. Additionally, management with the oversight of the Audit Committee is continuing to evaluate its internal control over financial reporting and other key processes based on the criteria in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in anticipation of an audit of management’s assessment as of December 31, 2006, in compliance with the provisions of the Sarbanes-Oxley Act of 2002.

Except as otherwise discussed herein, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

See the discussion of legal proceedings and potential claims under the caption “Recent Developments” in PART I, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, set forth above.

ITEM 1A.	RISK FACTORS

The Private Securities Litigation Reform Act of 1985 provides a safe harbor for forward-looking statements made by Energytec, except where such statements are made in connection with an initial public offering. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as development and maintenance of our oil and gas properties, prospects for financing or sales of assets to fund operations, and litigation or potential claims against Energytec are forward-looking statements. Forward-looking statements are based on current expectations, estimates, and projections as of the date of this report, and they are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from those described in the forward-looking statements. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this report. In particular, the matters discussed above under PART I, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS should be viewed as creating substantial uncertainty about Energytec and its prospects for the future. Any one or a combination of factors could materially affect our operations and financial condition. Because of the factors discussed in this report and below, as well as other factors set forth under the “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, actual results may differ from those in the forward-looking statements.

Mr. Cole’s mismanagement of Energytec’ s operations, violations of state regulation of our oil and gas operations, payment of unauthorized commissions and other expenses, and overpayment of working interest net revenues in 2005 and the first quarter of 2006 prior to his removal significantly impacted results of operations, cash flow, and working capital and prevented Energytec from taking advantage of its resources and opportunities to rework its wells, maintain and increase production, and further develop the business. Energytec will continue to incur costs and use resources that could otherwise be used to rework wells and increase production to correct these problems in 2006, and perhaps into 2007. Consequently, the problems that current and future management have inherited from Mr. Cole’s tenure in control of Energytec will continue to be a drag on the development of Energytec’s business in future periods.

In connection with a private placement of the Energytec’s common stock, which ended December 22, 2005, Mr. Cole, without authorization or approval by the board of directors, granted to investors a contractual right to put the shares back to Energytec on November 15, 2006, at a price of $3.75 per share if the per share market price does not exceed $3.75 per share at the close of business on November 14, 2006. A total of 3,037,046 shares were sold in the private placement resulting in a potential liability related to the put options totaling $11,388,923. Energytec is investigating whether it has a basis for claiming the put options are void or voidable on the grounds that Mr. Cole lacked the power and authority to grant the put option, or whether under Nevada law Energytec is not required to pay on exercise of the put options if the effect would be to render Energytec unable to pay its debts as they become due in the usual course of business. If Energytec is required to honor the put options and a substantial portion of the put options are exercised, it does not have funds available as of the date of this report to make payment. In these circumstances the obligations arising from exercise of the put options would have a material adverse effect on the financial condition of Energytec and could cause Energytec to seek the protection from creditors afforded by filing a petition for relief under the United States Bankruptcy Code, in which case exercises of the put options would likely be set aside as a preference and the holders of the put options relegated to the status of equity owners for purposes of priority of payment through the bankruptcy proceeding. Even if Energytec is able to avoid its obligation to make payment on exercises of the put options, the holders of the put options may pursue claims against Energytec that their investment was induced by material misstatements of fact related to the put options and seek rescission of their investment, which could also have a material adverse effect on the financial condition of Energytec.

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

Energytec, Inc.

Date: September 29, 2006	By:	/s/ Don Lambert
Don Lambert President and Chief Executive Officer

Date: September 29, 2006	By:	/s/ Dorothea Krempein
Dorothea Krempein Chief Financial Officer