Form 10-Q
period 2006-06-30
ENERGYTEC INC
filed 2006-11-02
CIK 1202963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006.

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

69,703,657 shares of common stock as of November 1, 2006.

ENERGYTEC, INC.

Consolidated Balance Sheets

June 30, 2006 (Unaudited) and December 31, 2005

ASSETS

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)
CURRENT ASSETS
Cash and cash equivalents	$663,502	$4,037,284
Accounts receivable, revenue	636,002	879,583
Accounts receivable, rock sales	99,467	—
Accounts receivable, joint interests	2,589,264	2,211,118
Accounts receivable, programs	—	596,700
Accounts receivable, other	81,405	64,738
Accounts receivable, related party	86,545	84,295
Refundable income taxes	1,636,474	1,636,474
Prepaid expenses and other current assets	223,255	—

TOTAL CURRENT ASSETS	6,015,914	9,510,192

PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts	33,945,050	31,303,209
Gas pipeline	1,640,238	1,595,979
Oil and gas supplies	272,805	221,391
Well service and related equipment	6,840,878	5,891,495

	42,698,971	39,012,074
Less accumulated depreciation, depletion and amortization	2,137,317	1,735,711

NET PROPERTY AND EQUIPMENT	40,561,654	37,276,363

OTHER ASSETS
Long-term receivables, advance payments	6,727,144	4,898,187
Loan origination fee (net of accumulated amortization of $6,577 at June 30, 2006)	13,154	—
Railroad Commission Bond	250,000	—

TOTAL OTHER ASSETS	6,990,298	4,898,187

	$53,567,866	$51,684,742

(Continued)

ENERGYTEC, INC.

Consolidated Balance Sheets (Continued)

June 30, 2006 (Unaudited) and December 31, 2005

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,341,172	$3,229,122
Accounts payable, revenue	1,225,160	1,324,483
Income taxes payable	—	—
Turnkey costs payable	6,577,673	8,169,906
Other current liabilities	1,272,807	314,783
Line of credit	3,905,000	—
Debenture bonds	125,000	125,000
Notes payable, current maturities	722,155	448,744

TOTAL CURRENT LIABILITIES	18,168,967	13,612,038

LONG-TERM LIABILITIES
Notes payable, net of current maturities	688,968	518,646
Asset retirement obligation	2,352,705	2,252,464
Deferred federal income taxes	826,331	1,882,643

TOTAL LONG-TERM LIABILITIES	3,868,004	4,653,753

TOTAL LIABILITIES	22,036,971	18,265,791

COMMITMENTS AND CONTINGENCIES (NOTE 7)

SHAREHOLDERS’ EQUITY
Preferred stock (10,000,000 shares authorized, none issued and outstanding, $.001 par)	—	—
Common stock (90,000,000 shares authorized and 69,685,240 issued and outstanding, and 69,648,406 issued and 69,648,406 outstanding, respectively, $.001 par)	69,687	69,650
Additional paid-in capital	35,168,399	35,094,768
Retained deficit	(3,707,191)	(1,745,467)

TOTAL SHAREHOLDERS’ EQUITY	31,530,895	33,418,951

	$53,567,866	$51,684,742

The accompanying notes are an integral part

of these consolidated financial statements

ENERGYTEC, INC.

Consolidated Statements of Operations

For the Three Months and Six Months Ended June 30, 2006 and 2005 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES
Oil and gas revenue	$1,340,374	$393,624	$2,549,198	$692,579
Drilling revenue	—	—	—	—
Well service revenue	700,422	898,955	1,878,300	1,478,654
Gas sales	502,853	397,942	1,212,843	698,106
Rock and chemical sales	98,165	—	98,165	—
Gain on sale of working interests	—	2,753,520	—	4,625,592

TOTAL REVENUES	2,641,814	4,444,041	5,738,506	7,494,931

EXPENSES
Oil and gas expenses
Lease operating	440,577	509,764	855,080	685,827
Well service expenses	1,527,122	848,711	3,508,169	1,535,780
Drilling expenses	—	—	—	—
Gas purchases	475,955	353,005	1,177,471	615,372
Rock pit expenses	42,681	—	72,998	—
Depreciation, depletion and amortization	247,656	203,964	504,224	374,537
Environmental remediation	475,000	—	584,854	—
Interest expense	100,287	85,495	136,782	113,036
General and administrative expenses	1,174,340	895,089	1,966,766	1,476,765

TOTAL EXPENSES	4,483,618	2,896,028	8,806,344	4,801,317

OTHER INCOME (EXPENSE)
Interest income	1,213	1,211	4,105	2,801
Gain on sale of well service and related equipment	5,138	—	5,138	—
Miscellaneous income	36,909	—	40,559	—

TOTAL OTHER INCOME (EXPENSE)	43,260	1,211	49,802	2,801

NET (LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(1,798,544)	1,549,224	(3,018,036)	2,696,415

BENEFIT OF (PROVISION FOR) INCOME TAXES	629,490	(541,329)	1,056,312	(968,289)

NET (LOSS) INCOME	$(1,169,054)	$1,007,895	$(1,961,724)	$1,728,126

(LOSS) EARNINGS PER SHARE
Basic	$(0.02)	$0.02	$(0.03)	$0.03

Diluted	$(0.02)	$0.02	$(0.03)	$0.03

The accompanying notes are an integral part

of these consolidated financial statements

ENERGYTEC, INC.

Consolidated Statements of Changes in Shareholders’ Equity

For the Year Ended December 31, 2005, and Six Months Ended June 30, 2006 (Unaudited)

	Number of Shares	Preferred Stock $.001 Par Value	Common Stock $.001 Par Value	Additional Paid-In Capital	Treasury Stock	Retained (Deficit)	Total
BALANCE, December 31, 2004 (Audited)	$59,534,281	$—	$59,535	$20,594,763	$(36,351)	$(1,341,893)	$19,276,054

Treasury stock retired	(186,053)	—	(186)	(36,165)	36,351	—	—
Capital stock issued for cash	5,623,540	—	5,624	14,010,963	—	—	14,016,587
Capital stock issued for services	25,000	—	25	49,975	—	—	50,000
Capital stock issued upon conversion of debenture	25,000	—	25	49,975	—	—	50,000
Capital stock issued under stock compensation plan	214,668	—	215	429,669	—	—	429,884
Capital stock issued for stock dividend	4,411,970	—	4,412	(4,412)	—	—	—
Net loss	—	—	—	—	—	(403,574)	(403,574)

BALANCE, December 31, 2005	69,648,406	—	69,650	35,094,768	—	(1,745,467)	33,418,951

Capital stock issued under stock compensation plan	36,834	—	37	73,631	—	—	73,668
Net loss	—	—	—	—	—	(1,961,724)	(1,961,724)

BALANCE, June 30, 2006	69,685,240	$—	$69,687	$35,168,399	$—	$(3,707,191)	$31,530,895

The accompanying notes are an integral part

of these consolidated financial statements

ENERGYTEC, INC.

Consolidated Statements of Cash Flows

For the Three Months and Six Months Ended June 30, 2006 and 2005 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,169,054)	$1,007,895	$(1,961,724)	$1,728,126
Adjustments to reconcile net (loss) income to net cash used in operating activities				—
Gain on sale of fixed assets	(5,138)	—	(5,138)	—
Gain on sale of working interest	—	(2,753,520)	—	(4,625,592)
Capital stock issued under stock compensation plan	36,834	—	73,668	—
Depreciation, depletion and amortization	247,656	203,964	504,224	374,537
Changes in assets and liabilities
Accounts receivable, trade	(99,467)	—	(99,467)
Accounts receivable, revenue	302,620	(234,303)	243,582	(267,586)
Accounts, receivable programs	—	(1,003,560)	596,700	(2,694,440)
Accounts receivable, other	41,192	(44,850)	(16,667)	(1,959,130)
Accounts receivable, related party	(1,125)	—	(2,250)	—
Prepaid expenses and other current assets	(54,405)	—	(223,255)	—
Acquisition of Railroad Commission Bond		—	(250,000)	—
Accounts payable and accrued expenses	1,216,225	200,501	1,112,049	241,430
Accounts payable, revenue	204,737	302,046	(99,323)	201,891
Turnkey costs payable	(387,651)	5,793,832	(1,592,234)	6,567,008
Other current liabilities	—	—	958,024	—
Federal income taxes payable	—	(1,131,795)	—	(844,008)
Deferred federal income taxes	(629,490)	494,401	(1,056,312)	633,575

Net cash flows provided by (used in) operating activities	(297,066)	2,834,611	(1,818,123)	(644,189)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,117,980)	(6,858,377)	(3,636,866)	(10,979,377)
Proceeds from sale of property and equipment	11,000	5,785,480	11,000	9,081,160
Advance revenue payments	(97,099)	(1,218,650)	(2,207,103)	(2,198,339)

Net cash flows used in investing activities	(1,204,079)	(2,291,547)	(5,832,969)	(4,096,556)

(Continued)

ENERGYTEC, INC.

Consolidated Statements of Cash Flows

For the Three Months and Six Months Ended June 30, 2006 and 2005 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(115,460)	(165,265)	(238,507)	(258,111)
Proceeds provided from borrowings on notes payable	491,194	—	591,019	—
Proceeds provided from draws on line of credit	1,225,000	—	4,244,798	—
Payments on line of credit	(240,000)		(320,000)
Proceeds provided from sale of stock subscriptions	—	4,029,334	—	5,559,234

Net cash flows provided by financing activities	1,360,734	3,864,069	4,277,310	5,301,123

NET INCREASE (DECREASE) IN CASH	(140,411)	4,407,133	(3,373,782)	560,378

CASH, beginning	803,913	2,721,175	4,037,284	6,567,930

CASH, ending	$663,502	$7,128,308	$663,502	$7,128,308

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Cash paid for interest	$100,287	$84,495	$136,782	$113,036

Cash paid for income taxes	$—	$975,929	$—	$975,929

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Capital stock issued under stock compensation plan	$36,834	$—	$73,668	$—

Assets acquired through notes payable	$—	$—	$91,219	$—

Loan origination fee taken from draw on line of credit	$—	$—	$19,731	$—

Capital stock issued for conversion of debenture	$—	$50,000	$—	$50,000

Capital stock issued for services	$—	$40,000	$—	$40,000

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

2. EARNINGS (LOSS) PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
NET (LOSS) INCOME PER COMMON SHARE
Net (loss) income	$(1,169,054)	$1,007,895	$(1,961,724)	$1,728,126

Weighted average number of common shares outstanding	69,669,883	61,611,414	69,660,684	61,810,813

Net (loss) income per common share	$(0.02)	$0.02	$(0.03)	$0.03
NET (LOSS) INCOME PER COMMON SHARE ASSUMING DILUTION
Net (loss) income	$(1,169,054)	$1,007,895	$(1,961,724)	$1,728,126
Effect of reduction in interest on debentures assuming conversion Jan. 1	6,500	6,500	6,500	6,500

	$(1,162,554)	$1,014,395	$(1,955,224)	$1,734,626

Weighted average number of common shares outstanding	69,750,810	61,611,414	69,736,393	61,810,813

Net (loss) income per common share assuming dilution	$(0.02)	$0.02	$(0.03)	$0.03

3. ASSET RETIREMENT OBLIGATION

Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”. Pursuant to this accounting standard, the Company recognized additional liabilities at June 30, 2006 and December 31, 2005, of approximately $100,241 and $1,628,161, respectively, for asset retirement obligations related to the future costs of plugging and abandoning its oil and gas properties, the removal of equipment and facilities from lease acreage and returning such land to its original condition. These costs reflect the legal obligations associated with the normal operation of oil and gas properties and were capitalized by increasing the carrying amounts of the related long-lived assets by the fair value of these obligations, discounted to their present value. The additional liabilities recognized for the year ended December 31, 2005, are associated with 20 additional wells drilled in our Talco/Trix-Liz Field and Sulphur Bluff Field, the acquisition of 61 wells in our Como Field and the rising costs of plugging and abandonment costs. Additionally, the Company expended $307,001 during 2005 to plug wells in accordance with Texas Railroad Commission regulations.

The changes in the carrying amount of the Company’s asset retirement obligations for the six months and three months ended June 30, 2006 and 2005, are as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance at beginning of period	$2,272,867	$639,357	$2,252,464	$624,303
Accretion expense	40,309	15,418	60,712	30,472
Payments	(364,661)	—	—
Liabilities incurred	404,190	—	659,330	—

Balance at end of period	$2,352,705	$654,775	$2,352,705	$654,775

Accretion expense is included in “Depreciation, depletion, and amortization” in the accompanying condensed consolidated statements of operations.

4. BORROWINGS

The Company’s borrowings consist of a note payable to a bank totaling $765,830, secured by the Company’s Redwater properties, and a letter of credit of $25,000, which secures a bond on the Company’s Wyoming properties, two vehicle loans totaling $77,287, two insurance financing agreements for $93,004, and debenture notes totaling $125,000. None of these borrowings contain any significant debt covenants or restrictions on dividend payments. The letter of credit bears interest at 7.5% and was due along with all accrued interest on September 10, 2006. The Company has renewed the letter of credit, extending the due date to September 10, 2007.

The vehicle loans are due in monthly installments of $1,272 and $1,262 through March 31, 2009, and bear no interest. The insurance financing agreement for general liability insurance and an umbrella policy bears interest at 8.5% per annum and is due in monthly installments of $11,488 per month through December 24, 2006. During the quarter ended June 20, 2006, the Company renewed its automobile and fleet insurance and entered into a second financing agreement which bears interest at 9.75% per annum and is due in monthly installments of $4,765 per month through March 2, 2007

The note payable to the bank bears interest at 8% and is payable in monthly installments of $35,312 of principal plus interest. The loan is collateralized by accounts receivable and by various oil and gas properties or other equipment and matures April 2008. At December 31, 2004, the Company also held an additional line of credit or $400,000 with $377,350 outstanding. This line of credit was paid in full in December 2005. As discussed in PART I. ITEM 1. BUSINESS “RECENT DEVELOPMENTS” included in the annual report filed on Form 10-K for the year ended December 31, 2005, 83.62% of the working interests in the Redwater Unit and the J.D. Owen #2, properties which collateralized the loan were sold without prior approval from the bank.

Future maturities required under the terms of the above debt are as follows:

Year Ended June 30,	Amount
2007	$722,155
2008	597,493
2009	91,475

$1,411,123

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

The loan is an open end credit facility. The Company took an advance of $2,000,000 on February 27, 2006, with two additional advances of $1,000,000 each on March 16, 2006 and April 12, 2006. As monthly principal payments are made, the Company may draw an amount equivalent to the principal reduction. The Company drew $95,000 and $80,000, respectively, in July and August 2006, but no additional draws were taken in September or October 2006. This loan is collateralized by the Company’s mineral interest in the Quitman Field. During the term of the loan, the bank will periodically re-evaluate the value of the properties pledged to secure the loan to determine compliance with the loan borrowing base which equals 80% of the present worth of the properties pledged, as calculated by the bank, discounted 17.5%, or 80% of the average of the preceding six months’ net monthly income times 32 months, whichever is less. If the loan exceeds the borrowing base as calculated, the Company will have 30 days to pledge additional collateral or make a principal reduction on the loan. In connection with the loan, the Company can make no additional loans to officers of the Company, or from the date of the loan agreement, may not increase the salary of any officer by more than 10% annually. Additionally, the Company may not form any new subsidiary or merge or invest in or consolidate with any other entity or sell, lease, assign, transfer, or otherwise dispose of all or substantially all of the Company’s assets pledged as collateral on the loan.

On October 19, 2006, the Company agreed to a proposed settlement of the final costs of remediation and restoration related to the November 2004 oil spill. The terms of the proposed settlement call for twenty-four equal installments of $18,750 beginning November 20, 2006. The agreement bears no interest and is not collateralized. In case of default, the Company has ten days to cure the default. Should the Company fail to cure the default, the Company is subject an agreed judgment and the creditor could then proceed against whatever non-exempt assets are owned by the Company. Such amounts have been reflected as environmental remediation in the consolidated statement of operations for the three months and six months ended June 30, 2006. The current portion of the related obligation totaling $225,000 is reflected in the accompanying consolidated balance sheet as of June 30, 2006, as notes payable, current maturities with the balance reflected as notes payable, net of current maturities.

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

The Company’s provision for income taxes reflects the federal income taxes calculated at the statutory rates and state taxes calculated at the statutory rates net of any federal income tax benefit. The Company’s statutory rate and effective tax rate are approximately 35%. A reconciliation of income tax expense at the statutory federal and state income tax rates to income tax expense at the Company’s effective tax rate for the six months and the three months ended June 30, 2006 and 2005 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Income tax, benefit (expense) statutory rates	$629,490	$(542,584)	$1,056,312	$(930,401)
State taxes, net	—	1,255	—	(37,888)

Benefit of (provision for) income taxes	$629,490	$(541,329)	$1,056,312	$(968,289)

The following temporary differences gave rise to the deferred tax asset and liability at:

	June 30, 2006	December 31, 2005
Deferred tax asset:
Balance, January 1	$440,028	$210,385
Effect of impairment of long- lived assets not currently deductible	—	229,643
Effect of current year net loss	1,545,981	—

Net deferred tax asset	1,986,009	440,028

Deferred tax liability:
Balance, January 1	2,322,671	1,567,264
Effect of intangible drilling costs expensed for tax purposes which were capitalized for financial statement purposes	489,669	755,407

Gross deferred tax liability	2,812,340	2,322,671

Net deferred tax liability	$826,331	$1,882,643

6. ENVIRONMENTAL ISSUES

In November 2004, an oil spill of eight barrels occurred on land where several of the Company’s wells are located. The remediation and restoration of the land is governed by the Texas Railroad Commission and other attendant regulatory authorities. During November and December 2004, the Company incurred approximately $520,000 of costs related to the remediation and restoration. During the year ended December 31, 2005, an additional $2,365,242 of such costs were incurred and paid or accrued. This amount includes $325,000 to cover remediation and restoration of the area pursuant to various regulatory authorities. These payments were made in addition to the work performed that was necessary for release and clearance from the RRC and the EPA. An additional $100,000 was accrued as of March 31, 2006. The Company has negotiated with the landowner and the State of Texas to reach a final determination of the costs of remediation and restoration. The final settlement has been recorded as an expense with the related obligation included in notes payable. (NOTE 4)

7. COMMITMENTS AND CONTINGENCIES

Put Option

In connection with a private placement of the Company’s common stock, which ended December 22, 2005, investors were given a contractual right to put the shares back to Energytec on November 15, 2006, at a price of $3.75 per share if the per share market price does not exceed $3.75 per share at the close of business on November 14, 2006. Payment on shares put back to the Company would be due on November 30, 2006, under the agreement. A total of 3,037,046 shares were sold in the private placement resulting in a potential liability related to the put option totaling $11,388,923. Energytec is investigating whether it has a basis for claiming the put options are void or voidable on the grounds that Mr. Cole lacked the power and authority to grant the put option, or whether under Nevada law Energytec is required to pay on exercise of the put options if the effect would be to render Energytec unable to pay its debts as they become due in the usual course of business.

Legal Matters

The Company has filed various complaints and is the defendant in various actions as discussed in “Recent Developments – Litigation and Potential Claims” ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, and disclosed in PART I. ITEM 1. BUSINESS “RECENT DEVELOPMENTS” included in the annual report filed on Form 10-K for the year ended December 31, 2005.

8. SUBSEQUENT EVENTS

On July 27, 2006, the Company sold one of its drilling rigs for $2,000,000. The Company paid a commission of $200,000 to an unrelated broker on the sale of the rig. The rig is reflected in well service and related equipment at a cost of $2,017,691. The book value of the rig, net of depreciation, at the date of the sale was $1,889,663, which will result in a loss on sale of $89,663 net of commission, during the three months ended September 30, 2006.

During September 2006, the Company received refunds of Federal income taxes totaling $1,614,260.

On October 30, 2006, Energytec entered into a purchase and sale agreement for the sale of its Wyoming Thermal Recovery Project. According to the terms of that agreement, Energytec is to receive payment for its approximate 44% working interest position and a separate payment for all of its data and technical files assembled in support of the Project. Both payments would aggregate approximately $45 million, net of expenses, if all of the terms of the agreement are fulfilled. Further, the sale applies to the holders of the other 56% of the working interest as well as the holders of approximately 15% of overriding royalty interests. Energytec, royalty owners, and the other working interest owners will share ratably in the closing costs and fees associated with the sales transaction. The closing date for the transaction is November 15, 2006. However, closing is subject to the holders of 80% of the working interests (including Energytec) and holders of 80% of the overriding royalty interests tendering their written acceptance of the sale and other conditions customary for transactions of this type.

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

Comanche Well Service Corporation became the operator of all the properties owned by Energytec on April 1, 2006, by posting a cash bond of $250,000 with the Texas Railroad Commission (TRRC).

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

Energytec, Inc., v. Frank W Cole, et al., U.S. District Court, Northern District of Texas, Case No. 3-06 CV-871-L (Consolidated with Case No. 3-06CV0933-G). This lawsuit filed by Energytec is against Frank W Cole, a former officer and director, Josephine Jackson, a former officer and employee, Phillip M. Proctor, a registered broker, and G. Norman Munro, Raymond J. Vula, John J. Petito, Melvin R. Seligsohn, Sam Miller and Corrine I. Wesloh, who are all unregistered brokers. In the complaint Energytec alleges defendants engaged in activities that violated the anti-fraud prohibitions set forth in Section 10(b) of the Securities Exchange Act of 1934 and applicable state securities laws, and perpetrated common law fraud. Energytec also claims that Frank W Cole and Josephine Jackson engaged in conduct that violated their respective fiduciary and other duties to Energytec and its stockholders, and disclosure rules, internal control requirements, and certification requirements under the Securities Exchange Act of 1934. In addition, Energytec claims the broker defendants received payment of commissions in violation of Section 15(a) of the Securities Exchange Act of 1934 and/or applicable state statutes, or did not disclose the commission arrangement to the brokerage firm with which they were affiliated and engaged in selling away, which is a violation of NASD regulations.

This case is a consolidation by order of the court issued in August 2006 of complaints filed in May 2006. In August 2006 the court also issued an order permitting Energytec to file an amended consolidated complaint to resolve motions previously filed by defendants to dismiss the claims against them for failure to state sufficient facts to support a cause of action. Since filing the amended consolidated compliant, certain defendants filed a motion asking the court to reconsider its order allowing the filing of the amended consolidated complaint, all but one of the defendants refiled motions to dismiss the claims against them for failure to state sufficient facts to support a cause of action, and one defendant answered denying the substantive allegations of the complaint. Energytec has responded to these motions, we expect the defendants will make a further reply, and we estimate that the court will rule on the motions by the middle of December 2006, if not sooner.

Frank W Cole and Josephine Jackson, v. Energytec, Inc., et al., District Court of Dallas County, Texas, Case No.06-06216. On or about June 29, 2006, Frank W Cole and Josephine Jackson filed the above-referenced lawsuit on behalf of themselves and the other Energytec shareholders alleging Energytec and its officers and directors acted improperly in removing them from office and have since acted improperly in the management of Energytec, misappropriated corporate assets, and breached their respective fiduciary duties to Energytec. In August 2006 John E. Wasson filed a petition to intervene in the case as an additional plaintiff. In July 2006, Energytec and the other defendants filed a motion to stay further proceedings in the state court case pending resolution of the proceedings in Federal court brought by Energytec as described above. At the end of August 2006, the Texas state court issued an order staying further proceedings in the state court case pending resolution of the proceedings in Federal court. In October 2006, Mr. Cole, Ms. Jackson and Mr. Wasson filed a petition for a writ of mandamus with the Fifth District Court of Appeals of the State of Texas seeking to have the order granting the stay vacated, which was subsequently denied by the appeals court.

Energytec, Inc. and Comanche Well Service Corp., v. Calvin Bass and Jerry Bass, District Court of Titus County, Texas, Case No. 32228. There have been no significant developments or changes in this litigation since the last disclosure on the matter in Energytec’s periodic reports.

John J. Petito, v. Eric A. Brewster, et al., U.S. District Court, Eastern District of New York, Case No. CV-06 2536, There have been no significant developments or changes in this litigation since the last disclosure on the matter in Energytec’s periodic reports.

Redwaterpet Oil & Gas Royal Family Oil Delectation LLC v. Energytec, Inc., District Court of Dallas County, Texas, Case No.DC 06-011021-A. On October 31, 2006, Energytec was served with the above-referenced complaint filed by a New York limited liability company of which John J. Petito is a managing member. Mr. Petito is involved in other legal proceedings with Energytec described above. The complaint alleges that in June 2005, Redwaterpet and Energytec entered into a purchase agreement under which Redwaterpet agreed to purchase for $8,000,000 a 100% working interest less a 35% net profits overriding royalty interest in certain oil and gas properties in Energytec’s Sulphur Bluff and Redwater properties in Texas. Redwaterpet claims Energytec breached the agreement by failing to complete assignment of the interests acquired, failing to complete drilling and development work, and failing to account to Redwaterpet for the operation of the properties. Redwaterpet seeks specific performance of the agreement with respect to assignment of the interests allegedly acquired and development of the properties, compensation for lost contractual profits, and an accounting for revenues and expenses for the properties. Energytec received the complaint but has not yet had any opportunity to evaluate what response it may make or its potential liability, if any.

Wyoming Thermal Recovery Project

On October 30, 2006, Energytec entered into a purchase and sale agreement for the sale of its Wyoming Thermal Recovery Project. According to the terms of that agreement, Energytec is to receive payment for its approximate 44% working interest position and a separate payment for all of its data and technical files assembled in support of the Project. Both payments would aggregate approximately $45 million, net of expenses, if all of the terms of the agreement are fulfilled. Further, the sale applies to the holders of the other 56% of the working interest as well as the holders of approximately 15% of overriding royalty interests. Energytec, royalty interest owners, and the other working interest owners will share ratably in the closing costs and fees associated with the sales transaction. The closing date for the transaction is November 15, 2006. However, closing is subject to the holders of 80% of the working interests (including Energytec) and holders of 80% of the overriding royalty interests tendering their written acceptance of the sale and other conditions customary for transactions of this type.

Results of Operations

Revenue

For the three months ended June 30, 2006, oil and gas revenue has increased from $393,624, for the three months ended June 30, 2005, to $1,343,374, a 241% increase. Oil and gas revenue for the six months ended June 30, 2006, has increased from $692,579 for the six months ended June 30, 2005, to $2,549,198, an increase of 268%. This increase is primarily due to the acquisition of the Como Field which occurred in the fourth quarter of 2005. The Como Field contributed 32,803 bbls and 16,202 bbls of production, respectively, during the six months and three months ended June 30, 2006. During the six months and three months ended June 30, 2005, a number of wells were severed in the Trix-Liz field due to the oil spill which occurred during November of 2004. This resulted in a reduction in average monthly production of approximately 1,182 barrels for the six months ended June 30, 2005. Additionally, the average oil price over the first six months of 2006 was approximately $12.09 per barrel higher than the comparable period in 2005. The following table shows the gross and net oil and gas production for each month in the six-month period ended June 30, 2006.

	Oil (Bbl)		Gas (Mcf)
Month in 2006	Gross	Net	Gross	Net
January	19,619	8,056	23,294	4,403
February	18,626	6,167	34,359	5,318
March	25,086	8,417	28,811	4,759
April	16,618	8,400	22,633	4,748
May	15,779	7,960	23,032	4,560
June	12,777	6,740	23,657	4,309

The production goals set forth in the Company’s annual report on Form 10-K filed July 21, 2006, are not on target. The third quarter forecasts were set at 973 BOPD and 2.071 MMCFPD. Average daily production for the third quarter was 455 BOPD and .637 MMCFPD. This equates to 47% of the oil production goal and 32 % of the gas production goal. The third quarter goals were based on a plan of drilling one new well in Redwater, performing two workovers in Redwater, performing eight workovers in the Como Field, put on an additional 30 wells on line in Talco and putting 10 more wells on line in Kilgore. Lack of capital funding and rig inefficiency as well as the allocation of rigs and manpower to resolve TRRC violations to prevent lease severance have contributed to our inability to meet the goals. Additionally, as we have evaluated the capabilities of the various wells, we have found their production potential to be substantially less than estimated and reported by previous management. At the end of the third quarter of 2006, the producing wells in the Talco field averaged only 3.3 BOPD. Our Redwater production was curtailed due to the abrupt cancellation of our contract with the oil haulers. The cancellation of the contract was initiated by the oil haulers due to their decision not to handle the condensate with high levels of H2S. Additionally, the Enbridge Bryans Mill Gas Plant experienced major shutdowns for maintenance and was unable to accept our gas until they completed their work. These circumstances resulted in severely limited or shut down production from Redwater for a combined total of 72 days of a possible 92 producing days throughout the third quarter.

The fourth quarter forecasts presented in the Company’s annual filing on Form 10-K filed July 21, 2006, were set at 1,081 BOPD and 3.071 MMCFPD. Through the end of October 2006, average daily production is 405 BOPD and .117 MMCFPD. This equates to 38% of the oil production goal and 32% of the gas production goal. The Enbridge Plant was shutdown for an additional 19 days in October. Enbridge took gas for one week upon start-up but could not accept oil. Because our Redwater tanks were full, we were forced to flow at reduced rates until Enbridge could take and process the oil. Based upon actual production and circumstances as described above, we have revised the fourth quarter production goals to 550 BOPD and 770 MCFPD.

Additional equipment and the additional well service units were put into service on our properties beginning late in the second quarter of 2005. Well service revenue showed a significant increase over the prior year for the first quarter of 2006. However, for the three months ended June 30, 2006, the revenue decreased to $700,422 from $898,955 for the same period of the prior year, a decrease of 22%. Due to the age of the equipment, only four well service units continue to be operational. During the second quarter of 2006, rig downtime for repairs and maintenance has approximated 35% of total rig hours. Well service activities have also slowed due to regulatory issues and capital needs as discussed elsewhere in this report. For the six months ended June 30, 2006, well service revenue increased $399,646 from $1,478,654 for the same period of the prior year, a 27% increase, reflecting the cumulative effect of increased activity over the first six months of 2006. Well service expenses have also risen due to the addition of employees and the expense of maintaining the equipment. As mentioned above the well service units are older, rebuilt units which require more frequent maintenance. The expense increased by 80%, from $848,711 for the three months ended June 30, 2005, to $1,527,122 for the same period in 2006. For the six months ended June 20, 2006, well service expenses increased by 128%, from $1,535,780 for the six months ended June 30, 2005, to $3,508,169. During the first quarter of 2006 and for a portion of the second quarter of 2006, employees were involved in re-engineering and construction of a rig that was purchased in January of 2006. Payroll and repair expenses increased the overall well service expenses, but the rig was not contributing to the generation of revenue. For the three months ended June 30, 2006, we have a loss of $1,629,869 from well services provided. This is primarily due to the utilization of well service units to correct regulatory issues and the addition of employees who were utilized to complete construction and necessary repairs on the rig. Additionally, all well services performed by Comanche Well Service are for the benefit of Energytec and our working interest owners. The hourly rates billed are below market rate for similar services. With rising fuel and labor costs, the well services billed to working interest owners are not sufficient to generate a profit from well services. Prior management did not effectively capture costs associated with interests owned by working interest owners, thereby absorbing costs that should have been billed to non-operating working interest partners. On January 1, 2006, we implemented an integrated oil and gas accounting system (OGSYS) that will allow us to thoroughly review the hourly rate for well services, make adjustments to the rate as necessary, and capture expenses that will be billed to working interest owners.

For the three months ended June 30, 2006, gas sales increased by 26%, to $502,853 from $397,942 from the same period in 2005. Gas sales have increased by 74% from $698,106 for the six months ended June 20, 2005, to $1,212,843 for the six months ending June 20, 2006. Sales in the current quarter showed a decline from the first quarter of 2006 because of production issues. Gas purchases increased from $353,005 for the three months ended June 30, 2005 to $475,955 for the three months ended June 30, 2006. For the six months ended June 30, 2006, gas purchases totaled $1,177,471, a 35% increase from $615,372 for the same period of the prior year. The net revenues for the three months and six months ended June 30, 2006, were $26,898 and $35,372, respectively, as compared to $44,937 and $82, 734 for the same periods in 2005. The decline in the net profit is due to an increase in treating fees from $0.30 per mcf to $0.50 per mcf.

We have not realized significant revenue from operations from either of the two new subsidiaries. We utilized Rig 15 to drill three wells in the Redwater/Sulphur Bluff area. This rig was also considered for a leasing agreement with a third party. However, it was determined that this rig was not equipped properly. Upon a review of the necessary additions and repairs to properly equip the rig, it was determined that the costs would exceed any future benefits. Rig 15 was sold on July 27, 2006, for $2,000,000 as disclosed in PART 1, ITEM 1 – FINANCIAL INFORMATION. The sale of Rig 15 provided capital for operations, but it has limited our ability to develop the Anderson Creek Project or other similar projects. Rig 9 is still available for drilling wells for the benefit of the Company to 7,000’. As equipped, the rig could drill for the public to similar depths with some limitations regarding bit selection, hydraulics, rate of penetration, and downhole pressures. Opportunities exist for day rate work for local producing competitors in the Paluxy play and for various operators in Southern Oklahoma in the Woodward Shale play. This rig can also drill one or more shallow pay tests to the Mooringsport formation in Anderson Creek. However, we are currently using all of our resources to address the regulatory issues as discussed below. Until these issues are resolved and production is restored, development of Comanche Rig Services Corporation will be put on hold.

Comanche Supply Corporation has provided rock and rock hauling services which generated net revenue totaling $25,167 for the six months ended June 20, 2006. However, this work is seasonal and there is a great deal of competition in the area of our rock pit. Effective October 30, 2006, we made the decision to cease rock sales and rock hauling activity in this subsidiary. However, we believe that there is a potential to lease our rock crusher and rock hauling equipment to a third party engaged in environmental clean-up in the Titus County vicinity. We believe this will generate a greater profit to the Company during the winter months when construction and the need for rock is minimal.

Oil and gas expenses

For the six months ended June 30, 2006, the lease operating expenses have increased from $685,827 at June 30, 2005, to $855,080. This is an increase of 20%. However, lease operating expenses have decreased 14%, from $509,764 for the three months ended June 30, 2005, to $440,577 for the same period in the current year. As we have fully implemented the OGSYS accounting system, we have been able to identify lease operating expenses associated with non-operating working interests and appropriately bill those costs to working interest owners in accordance with their ownership percentages. During the six months ended June 30, 2006, the lifting costs per barrel averaged $8.65 for a total of $430,149 and $250,430, respectively, for the six months and three months ended June 30, 2006. Lease operating expenses for the six months and three months ended June 30, 2006, also include $ 423,955 and $189,070, respectively, of costs associated with non-producing wells. Lease operating expenses as compared to oil and gas revenues appear to be high due to the expenses on these non-producing wells, creating a high ratio of expense to revenue. As we continue to recomplete additional wells and bring them onto production, the costs as a percentage of the revenue should continue to decline. Additionally, as we plug wells in accordance with RRC requirements, the costs of maintaining non-producing wells will decline.

General and administrative

General and administrative expenses increased 31% from $895,089 for the three months ended June 30, 2005, to $1,174,340 for the same period in 2006. For the six months ended June 30, 2006, general and administrative expenses totaled $1,966,766, a 33% increase over $1,476,765 for the same period of the prior year. We have incurred expenses directly related to investigative services, consulting, and legal fees related to the events as described under “Recent Developments” of approximately $670,000 during the six months ended June 30, 2006. An additional $74,000 is related to the recognition of stock compensation expense under the stock grant awarded in 2005. The cumulative increase in general and administrative expenses for the six months ended June 20, 2006, as compared to June 30, 2005, is $490,001. The Company would have realized a decrease in general and administrative expenses during the first six months of 2006 had it not been necessary to incur the expenses as described above.

Other income (expense)

During the three months and six months ended June 30, 2005, Energytec recognized gains on the sale of working interests of $2,753,520 and $4,625,592, respectively. There were no gains from sales of working interests for the six months or three months ended June 30, 2006. During the quarter ended March 31, 2006, $1,001,000 was received in anticipation of additional working interest sales. However, pursuant to the actions and events as described under PART I. ITEM 1. BUSINESS “RECENT DEVELOPMENTS,” PART I. ITEM 1.A. RISK FACTORS, AND PART II. ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS included in the annual report filed on Form 10-K for the year ended December 31, 2005, the Audit Committee of the Board of Directors discontinued all sales of working interests. The amounts received are reflected as “Other current liabilities” in the accompanying financial statements, and will be refunded to the investors in connection with a rescission plan to be determined.

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

Capital expenditures through June 30, 2006 totaled approximately $3,600,000. The majority of the capital expenditures were incurred in an effort to bring wells back onto production. Of this amount approximately $780,000 was specifically related to correction of issues pursuant to the TRRC regulations. During the third quarter of 2006, we expended significantly less than the budgeted amount for the third quarter which was based upon gross production figures of approximately 975 BOPD and 2 MMCFPD. Actual gross production at the end of the third quarter was approximately 455 BOPD and 637 MCFPD. Due to factors related to regulatory issues as discussed above and production levels, we did not drill any new wells or perform any workovers in the third quarter. During the third quarter we plugged and abandoned one well and performed normal recurring well services, as well as continued work on the 23 dually completed wells. We anticipate that capital expenditures for the fourth quarter of 2006 will be lower than originally budgeted as well

The payment of commissions and excess revenue distributions combined with payments for past due invoices and necessary capital expenditures severely impacted the operating cash available. In an effort to generate cash, Frank W Cole sold additional interests in various working interest programs totaling $1,001,000. Pursuant to the Audit Committee’s resolution to discontinue all sales of working interest programs, the amounts received are reflected in current liabilities as “Other current liabilities” in the accompanying financial statements.

In order to meet continuing operational expenses and capital expenditures without further sales of working interests, the Company entered into a loan agreement with Gladewater National Bank for $4,000,000 on February 27, 2006. The loan bears interest at 1% above the Wall Street Prime Rate and matures February 27, 2007. The loan is an open end credit facility. The Company took an advance of $2,000,000 on February 27, 2006, with two additional advances of $1,000,000 each on March 16, 2006 and April 12, 2006. This loan is collateralized by the Company’s mineral interest in the Como Field, which was not affected by the reserve revisions. During the term of the loan, the bank will periodically re-evaluate the value of the properties pledged to secure the loan to determine compliance with the loan borrowing base which equals 80% of the present worth of the properties pledged, as calculated by the Bank, discounted 17.5%, or 80% of the average of the preceding six months’ net monthly income times 32 months, whichever is less. If the loan exceeds the borrowing base as calculated, the Company will have 30 days to pledge additional collateral or make a principal reduction on the loan. In connection with the loan, the Company can make no additional loans to officers of the Company, or from the date of the loan agreement, may not increase the salaries of its officer by more than 10% annually. Additionally, the Company may not form any new subsidiary or merge or invest in or consolidate with any other entity or sell, lease, assign, transfer, or otherwise dispose of all or substantially all of the Company’s assets pledged as collateral on the loan. This debt, totaling $4,000,000, is subject to interest at 1% above the Wall Street Prime Rate and is susceptible to fluctuations. Through October 27, 2006, the Wall Street Prime Rate has ranged from a low of 7.25% to a high of 8.25%. Monthly principal payments of $80,000 plus interest are due on the 27th of each month beginning March 27, 2006. As monthly principal payments are made, the Company may draw an amount equivalent to the principal reduction. The Company drew $95,000 and $80,000, respectively, in July and August 2006, but no additional draws were taken in September or October 2006.Production payments related to the properties collateralizing the loan are deposited directly with Gladewater National Bank. Any excess funds, after the monthly principal and interest payments are available for the general use of the Company.

Capital Commitments The following table discloses aggregate information about our contractual obligations including notes payable and lease obligations, and the periods in which payments are due as of June 30, 2006:

	Total	Payments due by period
		Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term Debt	$1,411,113	$722,155	$688,968	$—	—
Debenture Bonds	125,000	—	—	125,000	—
Operating Lease Obligations	53,478	53,478	—	—	—
Asset Retirement Obligation	2,352,705	129,808	217,377	553,793	1,451,727
Deferred Tax Liability	826,331	46,362	88,077	79,269	612,623

Total	$4,768,636	$951,803	$994,421	$758,062	$2,064,350

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, due to the circumstances and events described in “Recent Events” ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OEPRATIONS, and due to transactions, filings, and other matters that have transpired as a result of the action of the former CEO/CFO, with the participation of his assistant, the Company believes that it may have potential liability for rescission or damages to investors in the working interest programs and/or purchasers of Energytec common stock in private placements on the basis of potential claims that the Company, through the actions of the former CEO/CFO and his assistant, violated the registration requirements of the Securities Act of 1933 and applicable state statutes and/or violated the anti-fraud provisions of Federal and state securities laws and common law fraud. The Company cannot reasonably determine the potential liability and timing of payments at this time. In connection with one of the private placements the investors were given a contractual right to put the shares back to Energytec for a total amount of $11,388,923. As discussed in PART II, ITEM 5. OTHER INFORMATION, Energytec is investigating whether it has a basis for claiming the put options are void or voidable on the grounds that Mr. Cole lacked the power and authority to grant the put option, or whether under Nevada law Energytec is required to pay on exercise of the put options if the effect would be to render Energytec unable to pay its debts as they become due in the usual course of business. Should litigation arise under the circumstances described above, it would likely add significantly to the financial burden of the Company, not to mention the time and resources management may need to devote to litigation matters that will distract it from pursuing the business of Energytec. The Company is exploring its options with respect to an orderly disposition of selected properties and assets to fund a staged resolution of potential claims for rescission and damages beginning in 2007.

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

Regulatory Compliance

Pursuant to the issues as discussed in ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS “Recent Developments,” and with PART I. ITEM 1. BUSINESS “RECENT DEVELOPMENTS,” PART I. ITEM 1.A. RISK FACTORS, AND PART II. ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS included in the annual report on Form 10-K for the year ended December 31, 2005, it was determined that 23 wells were dually completed in non-permitted separately recognized reservoirs in the Talco/Trix-Liz Field without the proper permitting and spacing required by the TRRC. No proved reserves can be assigned to any of the 23 wells dually completed in non-permitted separately recognized reservoirs in the Talco/Trix-Liz Field until such regulatory issues are resolved to the satisfaction of the RRC.

Securing permits for the 23 wells was predicated upon performing the necessary rig work to put the wells in a mechanical position to meet TRRC guidelines and completing and filing the required paperwork with the TRRC. The rig work took longer than expected because only one rig could be dedicated to the 23 dual wells project. The circumstances surrounding the 23 dually completed wells are complicated by the Company’s history of regulatory compliance confrontations with the RRC. In late 2005, the Company received a substantial list of outstanding deficiencies and violations relative to all of its properties. The Trix-Liz Field was sited with numerous violations and deficiencies such that the Company spent approximately $360,000 in the first three months of 2006 and $420,000 in the second quarter of 2006, to rectify the non-compliance. As a result of this compliance profile with the TRRC, the process of properly permitting the dually completed wells has been more time consuming and costly than originally contemplated. Additionally, this has caused us to dedicate the remaining rigs to wells in Trix-Liz and Sulphur Bluff in order to prevent immediate severance of producing leases due to the prior TRRC 14B2 violations. Rigs were also utilized for well service work in Trix-Liz, Sulphur Bluff, and the Como Field to keep production on line.

As of October 27, 2006, only eight of the 23 dually completed wells have been restored to production and in the Woodbine “D” zone only. Rig work has been completed and TRRC forms have been submitted to the TRRC on five wells for production in the “B” zone on the J. Belcher lease and for one well for production in the “D” zone and one well in the “B” zone on the Garbade lease. Work began on October 27, 2006, on the Garbade and Timmons leases to obtain permitting for the “A” and “B” zone wells as dual wells. All of the wells will not be returned to service due to improper density and spacing violations.

One of the limiting factors affecting restoration of the wells to production as dual producers is the lack of funds for procuring packers, tubing, wellheads and pumps. Additionally, our service rig force is old with a poor past maintenance history. Rig downtime due to repairs has equaled approximately 35% of total rig hours and has adversely impacted attaining our previous goals for resolving the regulatory issues.

The excessive time and cost is exacerbated by the original engineering decisions made by previous management without regard to TRRC regulatory procedures. Even with sufficient funds and newer equipment, significant limitations on the viability of the 23 wells exist. This is due to the use of small casing sizes that limit the tubing sizes necessary for optimizing segregated production from each of the zones. Additionally, the wells were drilled on a spacing grid that will not allow for production from all 23 wells from all zones. Because the Company will never be able to produce from all zones in each of the 23 dually completed wells, this results in the need to determine the specific wells and zones to place on production in order to achieve optimum revenue potential.

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

REGULATORY: Trix-Liz Field Dual Completion Wells Status

As of October 20, 2006

	ORIGINAL ZONAL COMPLETIONS				PRESENT ZONAL COMPLETIONS
Lease/Well	A	B	C	D	A	B	C	D

J. Belcher 11	X	X				X

J. Belcher 12	X	X				X

J. Belcher 13	X	X				X

J. Belcher 14	X	X				X

J. Belcher 15	X	X				**X

A. Garbade 13	X	X

A. Garbade 14		X		X				X

A. Garbade 16		X		X				X

A. Garbade 17		X		X				X

A. Garbade 18	X	X

A. Garbade 19		X		X				X

A. Garbade 20		X		X				X

A. Garbade 22		X		X				X

A. Garbade 25		X		X

A. Garbade 27	X	X

HBU 225	X	X

HBU 226		X		X				X

M. B. Timmons 21	X	X

M. B. Timmons 22	X	X

M. B. Timmons 23	X	X

M. B. Timmons 24	X			X

M. B. Timmons 26	X	X

M. B. Timmons 30		X		X				X

Note: 8 wells are producing in “D” zone and 4 in “B” zone. **Belcher #15 H-15 test (casing pressure test) was conducted on 10-15-06. The W-6 test (packer leakage test) was done 10-23-06.

These tests were necessary to complete documentation for the TRRC. This well will be put on production in the “B” zone once TRRC paperwork is processed. Work is finished on Garbade #25 to isolate “B” zone with a packer and to put on production in “D” zone. The well will be put on production when forms are processed by the TRRC. Efforts are in progress to further determine which wells in the HBU, Garbade and Timmons leases can be restored to production in the “A” & “B” zones. Wells in both zones are being evaluated in regards to spacing requirements and production potential in order to optimize production.

Belcher wells can be re-configured to produce as dual completions in the “A” & “B” zones once dual tubing hangers and 1 1/2” tubing become available.

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

Comanche Well Service provides the drilling services and bills for these services based upon average market day rates plus expenses. As wells are drilled, the liability is reduced by direct drilling costs plus a standard daily drilling rate of $3,000 per day. The gain on the sale of the well sites is recognized as wells are completed. No drilling revenues were recognized in the first quarter of 2006 because no further drilling was completed during that time. Certain direct costs associated with completion were incurred, reducing the liability. The accompanying financial statements reflect a remaining liability of $4,075,574 as of June 30, 2006, which is included in turnkey costs payable.

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

Although these circumstances resulted in the exclusion of reserves, management believes that the inability to assign proved reserves to the Talco/Trix-Liz Field is temporary and that the impairment allowance recorded at December 31, 2005, is fairly stated and that no further impairment is required as of June 30, 2006.

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

Recent Accounting Developments

On July 13, 2006, the FASB released FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109.” FIN 48 requires companies to evaluate and disclose material uncertain tax positions it has taken with various taxing jurisdictions. We are currently reviewing FIN 48, but we do not expect that FIN 48 will have any material impact on our operating results, financial position, or future cash flows.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws that relate to future events or Energytec’s future financial performance. All statements in this report that are not historical facts, including, but not limited to, statements related to:

•	Our future financial operating performance and results;

•	Drilling and workover plans and ability to secure manpower and equipment to effectuate plans;

•	Production volumes;

•	Market prices;

•	Our business strategy;

•	Sources of funds necessary to conduct operations, meet rescission obligations, and meet capital requirements;

•	Developments costs;

•	Number and location of producing wells and planned wells;

•	Ability to meet regulatory requirements to restore production; and

•	Our plans and forecasts.

The words “may,” “should,” “will,” “expect,” “could,” “anticipate,” “believe,” “estimate,” “plan,” “intend” and similar expressions have been used to identify certain of the forward-looking statements. Forward-looking statements are based on current expectations, estimates, and projections, and they are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from those described in the forward-looking statements. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this report. In particular, the matters discussed above under “Recent Developments” in ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS should be viewed as creating substantial uncertainty about Energytec and its prospects for the future. All statements in this report of expectations, estimates, and projections are subject to these uncertainties, the outcome of which cannot be predicted at this time and any one of which could render our forward-looking statements unlikely or impossible. Risks and uncertainties associated with forward-looking statements include, but are not limited to:

•	Fluctuations in prices of oil and natural gas;

•	Dependency on key personnel;

•	Demand for oil and natural gas;

•	Losses due to current, potential, or future litigation;

•	Future capital requirements and availability of financing;

•	Geological concentration of our reserves;

•	Risks associated with operations and drilling;

•	Receipt of amounts owed to us by working interest owners and purchasers of our production;

•	Actions of third party co-owners of interests in properties in which we also own an interest;

•	Uncertain results of pending or future litigation;

•	Governmental regulations and liability for potential environmental matters; and

•	General economic conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, interest rates, and commodity prices.

The Company is not currently involved in any hedge contracts or foreign contracts and therefore has no exposure to such risks.

In February 2006, the Company incurred debt totaling $4,000,000 that is subject to interest at 1% above the Wall Street Prime Rate and is susceptible to fluctuations. During 2005, the Wall Street Prime Rate ranged from a low of 5.35% to a high of 7.25%. Through October 27, 2006, the Wall Street Prime Rate has ranged from a low of 7.25% to a high of 8.25%.

Our major market risk exposure is in the pricing applicable to our oil production and natural gas sales. Realizing pricing is primarily driven by the prevailing domestic price for crude oil. Historically, prices received for oil and gas sales have been volatile and unpredictable. We expect pricing volatility to continue. Oil prices ranged from a low of $46.62 per barrel to a high of $72.73 per barrel during the first six months of 2006 and from a low of $35.74 per barrel to a high of $64.40 per barrel during the year ended December 31, 2005. Gas prices during 2005 ranged from a low of $2.40 per mcf to a high of $6.57 per mcf. During the first six months of 2006, gas prices have ranged from a low of $2.68 per mcf to a high of $4.08 per mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

With the participation of management, Energytec’s chief executive officer and chief financial officer evaluated disclosure controls and procedures on June 30, 2006. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with Energytec’s filing of its quarterly report on Form 10-Q for the three months and six months ended June 30, 2006.

During the three-month period ended June 30, 2006 there have been no significant changes in Energytec’s internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II

ITEM 1. LEGAL PROCEEDINGS

See the discussion of legal proceedings and potential claims under the caption “Recent Developments” in PART I, ITEM 2. MANAGEMENT’S DISCUSSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, set forth above.

ITEM 1A.	RISK FACTORS

The Private Securities Litigation Reform Act of 1985 provides a safe harbor for forward-looking statements made by Energytec, except where such statements are made in connection with an initial public offering. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as development and maintenance of our oil and gas properties, prospects for financing or sales of assets to fund operations, and litigation or potential claims against Energytec are forward-looking statements. Forward-looking statements are based on current expectations, estimates, and projections as of the date of this report, and they are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from those described in the forward-looking statements. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this report. In particular, the matters discussed above under PART I, ITEM 2. MANAGEMENT’S DISCUSSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS should be viewed as creating substantial uncertainty about Energytec and its prospects for the future. Any one or a combination of factors could materially affect our operations and financial condition. Because of the factors discussed in this report and below, as well as other factors set forth under the “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, actual results may differ from those in the forward-looking statements.

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

In connection with a private placement of the Energytec’s common stock, which ended December 22, 2005, Mr. Cole, without authorization or approval by the board of directors, granted to investors a contractual right to put the shares back to Energytec on November 15, 2006, at a price of $3.75 per share if the per share market price does not exceed $3.75 per share at the close of business on November 14, 2006. A total of 3,037,046 shares were sold in the private placement resulting in a potential liability related to the put options totaling $11,388,923. Energytec is investigating whether it has a basis for claiming the put options are void or voidable on the grounds that Mr. Cole lacked the power and authority to grant the put option, or whether under Nevada law Energytec is required to pay on exercise of the put options if the effect would be to render Energytec unable to pay its debts as they become due in the usual course of business. If Energytec is required to honor the put options and a substantial portion of the put options are exercised, it does not have funds available as of the date of this report to make payment. In these circumstances the obligations arising from exercise of the put options would have a material adverse effect on the financial condition of Energytec and could cause Energytec to seek the protection from creditors afforded by filing a petition for relief under the United States Bankruptcy Code, in which case exercises of the put options would likely be set aside as a preference and the holders of the put options relegated to the status of equity owners for purposes of priority of payment through the bankruptcy proceeding. Even if Energytec is able to avoid its obligation to make payment on exercises of the put options, the holders of the put options may pursue claims against Energytec that their investment was induced by material misstatements of fact related to the put options and seek rescission of their investment, which could also have a material adverse effect on the financial condition of Energytec.

ITEM 5. OTHER INFORMATION

Put Option

In connection with a private placement of the Energytec’s common stock, which ended December 22, 2005, Mr. Cole, without authorization or approval by the board of directors, granted to investors a contractual right to put the shares back to Energytec on November 15, 2006, at a price of $3.75 per share if the per share market price does not exceed $3.75 per share at the close of business on November 14, 2006. Payment on shares put back to the Company would be due on November 30, 2006, under the agreement. A total of 3,037,046 shares were sold in the private placement resulting in a potential liability related to the put option totaling $11,388,923. Energytec is investigating whether it has a basis for claiming the put options are void or voidable on the grounds that Mr. Cole lacked the power and authority to grant the put option, or whether under Nevada law Energytec is required to pay on exercise of the put options if the effect would be to render Energytec unable to pay its debts as they become due in the usual course of business.

Putting these questions aside, Energytec will not consider honoring any put option that is not properly submitted in accordance with the written addendum setting the terms of the option delivered to purchasers of Energytec common stock in the private placement. The addendum specifically states that the “. . . Option must be exercised, if at all, on November 15, 2006 . . . .” (Emphasis added.) The addendum further states that,

Optionee may exercise the Option, in part or in whole, on November 15, 2006 by giving the Company written notice of exercise. The notice shall specify the number of Shares to be purchased by the Company at the Price. The Optionee shall also tender to the Company the certificate or certificates representing the number of Shares being put to the Company for purchase.

Based on the foregoing, the put right under the addendum can be exercised only by delivering to Energytec on November 15, 2006 (not before or after),

•	written notice of the election to exercise stating the number of shares to be purchased by Energytec; and,

•	the original stock certificate (not a copy) representing the common stock purchased from Energytec to which the put option applies and that is being purchased by Energytec pursuant to the notice of election.

Stockholder Meeting

On October 20, 2006, the Board of Directors of Energytec held a meeting at which the date for the next annual meeting of stockholders was set, among other matters. The Board of Directors set, by a majority vote, the following dates:

Record date for the meeting	April 2, 2007
Stockholder meeting date	May 10, 2007

The Board determined that this timing will allow Energytec to become current in its reporting obligations under the Securities Exchange Act of 1934, seek out prospective nominees for election to the Board, complete its annual report on Form 10-K for 2006, and deliver a new annual report to shareholders, Energytec must also take other steps to meet the procedural requirements of SEC proxy rules that apply to Energytec and its solicitation of proxies in order to establish a quorum and hold a valid meeting of stockholders.

Energytec intends to disseminate notice of the meeting and proxy materials to stockholders on or about April 6, 2007. As provided in the bylaws, a stockholder may properly bring an item of business or other matter before the meeting only if written notice of the matter is provided to the corporate secretary of Energytec at least 120 days prior to the date set for sending out the notice of meeting, and the proposed item or matter is included in the notice of meeting sent by Energytec to its stockholders.

Therefore, any item of business or other matter that a stockholder wishes to bring before the annual stockholder meeting scheduled for May 10, 2007, should be stated in writing and delivered to the corporate secretary of Energytec on or before December 7, 2006, at the following address:

Energytec, Inc.

Attn: Corporate Secretary

14785 Preston Road, Suite 550

Dallas, Texas 75254

Purchase and Sale Agreement

On October 30, 2006, Energytec entered into a purchase and sale agreement for the sale of its Wyoming Thermal Recovery Project. According to the terms of that agreement, Energytec is to receive payment for its approximate 44% working interest position and a separate payment for all of its data and technical files assembled in support of the Project. Both payments would aggregate approximately $45 million, net of expenses, if all of the terms of the agreement are fulfilled. Further, the sale applies to the holders of the other 56% of the working interest as well as the holders of approximately 15% of overriding royalty interests. Energytec, royalty interest owners, and other working interest owners will share ratably in the closing costs and fees associated with the sales transaction. The closing date for the transaction is November 15, 2006. However, closing is subject to the holders of 80% of the working interests (including Energytec) and holders of 80% of the overriding royalty interests tendering their written acceptance of the sale and other conditions customary for transactions of this type.

ITEM 6. EXHIBITS

Exhibit No.	Title of Document
10.1

Purchase and Sale Agreement dated October 30, 2006, between Big Horn Oil LLC, Energytec, and Big Horn Ventures, Inc., excluding the following exhibits and schedules:

Exhibit “A” – The Leases

Exhibit “B” – Third Party Owners

Exhibit “C” – Allocated Values

Exhibit “D” – The Assignments

Exhibit “E” – Purchased Percentages

Exhibit “F” – Outstanding Contracts and Assignments

Exhibit “G” – Property Subdivision

Exhibit “H” – Data and Agreements with Confidentiality Arrangements

Exhibit “I” – Pending Claims

Exhibit “J” – Calls on Production

Exhibit “K” – Existing Encumbrances

Exhibit “L” – Authorizations for Expenditures

Exhibit “M” – Plugging Demands

Exhibit “N” – Preference Rights

Exhibit “O” – Identity of Persons Having Access to Data

Exhibit P – Affidavit of Non-Foreign Status

Exhibit Q - Existing Property Defects

Schedule 3.1 – Recipients of the Adjusted Purchase Price

Schedule 3.1A – Escrow Agreement

Schedule 12.8 – Waiver of Texas Deceptive Trade Practices Act

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

Energytec, Inc.

Date: November 1, 2006	By:	/s/ Don Lambert
Don Lambert
President and Chief Executive Officer

Date: November 1, 2006	By:	/s/ Dorothea Krempein
Dorothea Krempein
Chief Financial Officer