Form 10-Q
period 2006-09-30
ENERGYTEC INC
filed 2006-11-13
CIK 1202963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 69,703,657 shares of common stock as of November 13, 2006.

ITEM NUMBER AND CAPTION		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005	3

	Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2006 and 2005 (unaudited)	5

	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Year Ended December 31, 2005 and Nine Months Ended September 30, 2006 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Three Months and Nine Months Ended September 30, 2006 and 2005 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 5.	Other Information	27

Item 6.	Exhibits	27

	Signatures	28

ENERGYTEC, INC.

Consolidated Balance Sheets

September 30, 2006 (Unaudited) and December 31, 2005

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,593,031	$4,037,284
Accounts receivable, revenue	581,974	879,583
Accounts receivable, rock sales	26,032	—
Accounts receivable, joint interests	2,589,264	2,211,118
Accounts receivable, programs	—	596,700
Accounts receivable, other	159,380	64,738
Accounts receivable, related party	87,670	84,295
Refundable income taxes	—	1,636,474
Prepaid expenses and other current assets	172,265	—

TOTAL CURRENT ASSETS	5,209,617	9,510,192

PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts	34,173,449	31,303,209
Gas pipeline	1,640,238	1,595,979
Oil and gas supplies	335,718	221,391
Well service and related equipment	4,716,157	5,891,495

	40,865,563	39,012,074
Less accumulated depreciation, depletion and amortization	2,226,622	1,735,711

NET PROPERTY AND EQUIPMENT	38,638,941	37,276,363

OTHER ASSETS
Long-term receivables, advance payments	6,976,717	4,898,187
Loan origination fee (net of accumulated amortization of $11,510 at September 30, 2006)	8,221	—
Railroad Commission bond	250,000	—

TOTAL OTHER ASSETS	6,964,938	4,898,187

	$51,083,496	$51,684,742

(Continued)

ENERGYTEC, INC.

Consolidated Balance Sheets (Continued)

September 30, 2006 (Unaudited) and December 31, 2005

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,142,463	$3,229,122
Accounts payable, revenue	1,490,140	1,324,483
Income taxes payable	—	—
Turnkey costs payable	6,529,834	8,169,906
Other current liabilities	1,272,807	314,783
Line of credit	3,840,000	—
Debenture bonds	125,000	125,000
Notes payable, current maturities	740,104	448,744

TOTAL CURRENT LIABILITIES	17,140,349	13,612,038

LONG-TERM LIABILITIES
Notes payable, net of current maturities	519,180	518,646
Asset retirement obligation	2,404,413	2,252,464
Deferred federal income taxes	345,253	1,882,643

TOTAL LONG-TERM LIABILITIES	3,268,846	4,653,753

TOTAL LIABILITIES	20,409,195	18,265,791

COMMITMENTS AND CONTINGENCIES (NOTE 7)
SHAREHOLDERS’ EQUITY
Preferred stock (10,000,000 shares authorized, none issued and outstanding, $.001 par)	—	—
Common stock (90,000,000 shares authorized and 69,703,657 issued and outstanding, and 69,648,406 issued and 69,648,406 outstanding, respectively, $.001 par)	69,705	69,650
Additional paid-in capital	35,205,215	35,094,768
Retained deficit	(4,600,620)	(1,745,467)

TOTAL SHAREHOLDERS’ EQUITY	30,674,300	33,418,951

	$51,083,496	$51,684,742

The accompanying notes are an integral part

of these consolidated financial statements

ENERGYTEC, INC.

Unaudited Consolidated Statements of Operations

For the Three Months and Nine Months Ended September 30, 2006 and 2005 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUES
Oil and gas revenue	$1,030,860	$388,122	$3,580,058	$1,080,701
Drilling revenue	—	514,229	—	514,229
Well service revenue	477,019	895,149	2,355,319	2,373,803
Gas sales	569,169	505,310	1,782,012	1,203,416
Rock and chemical sales	64,825	—	162,990	—
Gain on sale of working interests	—	1,387,946	—	4,289,391
Gain on sale of drilling program	—	205,269	—	1,929,416

TOTAL REVENUES	2,141,873	3,896,025	7,880,379	11,390,956

EXPENSES
Oil and gas expenses
Lease operating	347,897	263,682	1,202,977	949,509
Well service expenses	981,726	1,177,462	4,489,895	2,713,242
Drilling expenses	—	366,629	—	366,629
Gas purchases	550,478	460,653	1,727,949	1,076,025
Rock pit expenses	56,181	—	129,179	—
Depreciation, depletion and amortization	281,002	198,117	785,226	572,654
Environmental remediation	62,602	978,138	647,456	978,138
Interest expense	111,249	112,869	248,031	225,905
General and administrative expenses	1,086,701	637,759	3,053,467	2,114,524

TOTAL EXPENSES	3,477,836	4,195,309	12,284,179	8,996,626

OTHER INCOME (EXPENSE)
Interest income	1,631	1,277	5,736	4,078
Loss on sale of well service and related equipment	(144,434)	—	(139,296)	—
Miscellaneous income	104,257	—	144,816	—

TOTAL OTHER INCOME (EXPENSE)	(38,546)	1,277	11,257	4,078

NET (LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(1,374,509)	(298,007)	(4,392,543)	2,398,408
BENEFIT OF (PROVISION FOR) INCOME TAXES	481,078	43,888	1,537,390	(924,401)

NET (LOSS) INCOME	$(893,431)	$(254,119)	$(2,855,153)	$1,474,007

(LOSS) EARNINGS PER SHARE
Basic	$(0.01)	$—	$(0.04)	$0.03

Diluted	$(0.01)	$—	$(0.04)	$0.03

The accompanying notes are an integral part

of these consolidated financial statements

ENERGYTEC, INC.

Consolidated Statements of Changes in Shareholders’ Equity

For the Year Ended December 31, 2005, and Nine Months Ended September 30, 2006 (Unaudited)

	Number of Shares	Preferred Stock $.001 Par Value	Common Stock $.001 Par Value	Additional Paid-In Capital	Treasury Stock	Retained (Deficit)	Total
BALANCE, December 31, 2004 (Audited)	$59,534,281	$—	$59,535	$20,594,763	$(36,351)	$(1,341,893)	$19,276,054
Treasury stock retired	(186,053)	—	(186)	(36,165)	36,351	—	—
Capital stock issued for cash	5,623,540	—	5,624	14,010,963	—	—	14,016,587
Capital stock issued for services	25,000	—	25	49,975	—	—	50,000
Capital stock issued upon conversion of debenture	25,000	—	25	49,975	—	—	50,000
Capital stock issued under stock compensation plan	214,668	—	215	429,669	—	—	429,884
Capital stock issued for stock dividend	4,411,970	—	4,412	(4,412)	—	—	—
Net loss	—	—	—	—	—	(403,574)	(403,574)

BALANCE, December 31, 2005	69,648,406	—	69,650	35,094,768	—	(1,745,467)	33,418,951
Capital stock issued under stock compensation plan	55,251	—	55	110,447	—	—	110,502
Net loss	—	—	—	—	—	(2,855,153)	(2,855,153)

BALANCE, September 30, 2006	69,703,657	$—	$69,705	$35,205,215	$—	$(4,600,620)	$30,674,300

The accompanying notes are an integral part

of these consolidated financial statements

ENERGYTEC, INC.

Consolidated Statements of Cash Flows

For the Three Months and Nine Months Ended September 30, 2006 and 2005 (Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2006	2005	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(893,431)	$(254,119)	$(2,855,153)	$1,474,007
Adjustments to reconcile net (loss) income to net cash used in operating activities				—
Loss on sale of fixed assets	144,434	—	139,296	—
Gain on sale of working interest	—	336,201	—	(4,289,391)
Gain on sale of drilling program	—	(1,929,416)	—	(1,929,416)
Capital stock issued for services	—	40,000	—	40,000
Capital stock issued under stock compensation plan	36,834	330,589	110,502	330,589
Depreciation, depletion and amortization	281,002	198,117	785,226	572,654
Changes in assets and liabilities
Accounts receivable, trade	73,435	—	(26,032)
Accounts receivable, revenue	54,027	(150,779)	297,609	(418,365)
Accounts, receivable programs	—	789,480	596,700	(1,904,960)
Accounts receivable, other	(77,975)	1,235,151	(94,642)	(723,979)
Accounts receivable, related party	(1,125)	(3,375)	(3,375)	(3,375)
Prepaid expenses and other current assets	50,990	—	(172,265)	—
Prepaid income taxes	1,636,474	(748,854)	1,636,474	(748,854)
Acquisition of Railroad Commission Bond		—	(250,000)	—
Accounts payable and accrued expenses	(1,198,708)	212,766	(86,659)	922,834
Accounts payable, revenue	264,980	248,488	165,657	450,379
Turnkey costs payable	(47,838)	(4,175,976)	(1,640,072)	2,391,032
Other current liabilities	—	468,638	958,024	—
Federal income taxes payable	—	(825,969)	—	(1,669,977)
Deferred federal income taxes	(481,078)	146,278	(1,537,390)	779,853

Net cash flows provided by (used in) operating activities	(157,979)	(4,082,780)	(1,976,100)	(4,726,969)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(496,081)	(3,177,771)	(4,132,947)	(14,157,148)
Proceeds from sale of property and equipment	2,050,000	3,453,440	2,061,000	12,534,600
Advance revenue payments	(249,573)	(1,305,526)	(2,456,611)	(3,503,865)

Net cash flows used in investing activities	1,304,346	(1,029,857)	(4,528,558)	(5,126,413)

(Continued)

ENERGYTEC, INC.

Consolidated Statements of Cash Flows

For the Three Months and Nine Months Ended September 30, 2006 and 2005 (Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2006	2005	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(151,838)	(186,030)	(390,345)	(384,047)
Proceeds provided from borrowings on notes payable	—	—	591,019	—
Proceeds provided from draws on line of credit	175,000	—	4,419,731	—
Payments on line of credit	(240,000)		(560,000)
Proceeds provided from sale of stock subscriptions	—		—	5,499,140

Net cash flows provided by financing activities	(216,838)	(186,030)	4,060,405	5,115,093

NET INCREASE (DECREASE) IN CASH	929,529	(5,298,667)	(2,444,253)	(4,738,289)
CASH, beginning	663,502	7,128,308	4,037,284	6,567,930

CASH, ending	$1,593,031	$1,829,641	$1,593,031	$1,829,641

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Cash paid for interest	$111,249	$28,541	$248,031	$225,905

Cash paid for income taxes	$—	$—	$—	$2,360,586

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Capital stock issued under stock compensation plan	$36,834	$—	$110,502	$330,589

Assets acquired through notes payable	$—	$—	$91,219	$—

Loan origination fee taken from draw on line of credit	$—	$—	$19,731	$—

Capital stock issued for conversion of debenture	$—	$—	$—	$50,000

Capital stock issued for services	$—	$—	$—	$40,000

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

2. EARNINGS (LOSS) PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
NET (LOSS) INCOME PER COMMON SHARE
Net (loss) income	$(893,431)	$(254,119)	$(2,855,153)	$1,474,007
Weighted average number of common shares outstanding	69,688,310	61,970,238	69,669,893	62,005,090
Net (loss) income per common share	$(0.01)	$0.00	$(0.04)	$0.03
NET (LOSS) INCOME PER COMMON SHARE ASSUMING DILUTION
Net (loss) income	$(893,431)	$(254,119)	$(2,855,153)	$1,474,007
Effect of reduction in interest on debentures assuming conversion Jan. 1	6,500	6,500	6,500	6,500

	$(886,931)	$(260,619)	$(2,848,653)	$1,467,507

Weighted average number of common shares outstanding	69,766,157	62,032,738	69,746,314	62,031,812
Net (loss) income per common share assuming dilution	$(0.01)	$0.00	$(0.04)	$0.03

3. ASSET RETIREMENT OBLIGATION

Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”. Pursuant to this accounting standard, the Company recognized additional net liabilities at September 30, 2006 and December 31, 2005, of approximately $151,949 and $1,628,161, respectively, for asset retirement obligations related to the future costs of plugging and abandoning its oil and gas properties, the removal of equipment and facilities from lease acreage and returning such land to its original condition. These costs reflect the legal obligations associated with the normal operation of oil and gas properties and were capitalized by increasing the carrying amounts of the related long-lived assets by the fair value of these obligations, discounted to their present value. The additional liabilities recognized for the year ended December 31, 2005, are associated with 20 additional wells drilled in our Talco/Trix-Liz Field and Sulphur Bluff Field, the acquisition of 61 wells in our Como Field and the rising costs of plugging and abandonment costs. Additionally, the Company expended $307,001 during 2005 to plug wells in accordance with Texas Railroad Commission regulations.

The changes in the carrying amount of the Company’s asset retirement obligations for the nine months and three months ended September 30, 2006, are as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Balance at beginning of period	$2,352,705	$654,775	$2,252,464	$624,303
Accretion expense	51,708	15,789	112,423	46,261
Payments	(61,509)	—	(681,310)
Liabilities incurred	61,509	—	720,839	—

Balance at end of period	$2,404,413	$670,564	$2,404,413	$670,564

Accretion expense is included in “Depreciation, depletion, and amortization” in the accompanying condensed consolidated statements of operations.

4. BORROWINGS

The Company’s borrowings consist of a note payable to a bank totaling $659,894, secured by the Company’s Redwater properties, and a letter of credit of $25,000, which secures a bond on the Company’s Wyoming properties, two vehicle loans totaling $69,686, two insurance financing agreements for $54,704, a proposed settlement on final costs of restoration and remediation totaling $450,000, and debenture notes totaling $125,000. None of these borrowings contain any significant debt covenants or restrictions on dividend payments. The letter of credit bears interest at 7.5% and was due along with all accrued interest on September 10, 2006. The Company has renewed the letter of credit, extending the due date to September 10, 2007.

The vehicle loans are due in monthly installments of $1,272 and $1,262 through March 31, 2009, and bear no interest. The insurance financing agreement for general liability insurance and an umbrella policy bears interest at 8.5% per annum and is due in monthly installments of $11,488 per month through December 24, 2006. During the quarter ended June 30, 2006, the Company renewed its automobile and fleet insurance and entered into a second financing agreement which bears interest at 9.75% per annum and is due in monthly installments of $4,765 per month through March 2, 2007

The note payable to the bank bears interest at 8% and is payable in monthly installments of $35,312 of principal plus interest. The loan is collateralized by accounts receivable and by various oil and gas properties or other equipment and matures April 2008.

Future maturities required under the terms of the above debt are as follows:

Year Ended September 30,	Amount
2007	$740,104
2008	491,557
2009	27,623

$1,259,284

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

On October 19, 2006, the Company agreed to a proposed settlement of the final costs of remediation and restoration related to the November 2004 oil spill. The terms of the proposed settlement call for twenty-four equal installments of $18,750 beginning November 20, 2006. The agreement bears no interest and is not collateralized. In case of default, the Company has ten days to cure the default. Should the Company fail to cure the default, the Company is subject to an agreed judgment and the creditor could then proceed against whatever non-exempt assets are owned by the Company. (See Note 6)

5. INCOME TAXES

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

The Company’s provision for income taxes reflects the federal income taxes calculated at the statutory rates and state taxes calculated at the statutory rates net of any federal income tax benefit. The Company’s statutory rate and effective tax rate are approximately 35%. A reconciliation of income tax expense at the statutory federal and state income tax rates to income tax expense at the Company’s effective tax rate for the nine months and the three months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Income tax, benefit (expense) statutory rates	$481,078	$136,834	$1,537,390	$(793,567)
State taxes, net	—	(92,946)	—	(130,834)

Benefit of (provision for) income taxes	$481,078	$43,888	$1,537,390	$(924,401)

The following temporary differences gave rise to the deferred tax asset and liability at:

	September 30, 2006	December 31, 2005
Deferred tax asset:
Balance, January 1	$440,028	$210,385
Effect of impairment of long-lived assets not currently deductible	—	229,643
Effect of current year net loss	2,043,211	—

Net deferred tax asset	2,483,239	440,028

Deferred tax liability:
Balance, January 1	2,322,671	1,567,264
Effect of intangible drilling costs expensed for tax purposes which were capitalized for financial statement purposes	505,821	755,407

Gross deferred tax liability	2,828,492	2,322,671

Net deferred tax liability	$345,253	$1,882,643

6. ENVIRONMENTAL ISSUES

In November 2004, an oil spill of eight barrels occurred on land where several of the Company’s wells are located. The remediation and restoration of the land is governed by the Texas Railroad Commission and other attendant regulatory authorities. During November and December 2004, the Company incurred approximately $520,000 of costs related to the remediation and restoration. During the year ended December 31, 2005, an additional $2,365,242 of such costs were incurred and paid or accrued. This amount includes $325,000 to cover remediation and restoration of the area pursuant to various regulatory authorities. These payments were made in addition to the work performed that was necessary for release and clearance from the RRC and the EPA. An additional $100,000 was accrued as of March 31, 2006, and was subsequently paid. The Company has negotiated with the landowner and the State of Texas to reach a final determination of the costs of remediation and restoration. The final settlement has been recorded as an expense with the related obligation included in notes payable. (Note 4)

7. COMMITMENTS AND CONTINGENCIES

Put Option

In connection with a private placement of the Company’s common stock, which ended December 22, 2005, investors were given a contractual right to put the shares back to Energytec on November 15, 2006, at a price of $3.75 per share if the per share market price does not exceed $3.75 per share at the close of business on November 14, 2006. Payment on shares put back to the Company would be due on November 30, 2006, under the agreement. A total of 3,037,046 shares were sold in the private placement resulting in a potential liability related to the put option totaling $11,388,923. Energytec is investigating whether it has a basis for claiming the put options are void or voidable on the grounds that Frank W Cole, former CEO/CFO, lacked the power and authority to grant the put option, or whether under Nevada law Energytec is required to pay on exercise of the put options if the effect would be to render Energytec unable to pay its debts as they become due in the usual course of business.

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

8. SUBSEQUENT EVENTS

On October 30, 2006, Energytec entered into a purchase and sale agreement for the sale of its Wyoming Thermal Recovery Project. (Project) According to the terms of that agreement, Energytec is to receive payment for its approximate 44% working interest position and a separate payment for all of its data and technical files assembled in support of the Project. Both payments would aggregate approximately $45 million, net of expenses and before any Federal or state income taxes, if all of the terms of the agreement are fulfilled. Further, the sale applies to the holders of the other 56% of the working interest as well as the holders of approximately 15% of overriding royalty interests. Energytec, royalty owners, and the other working interest owners will share ratably in the closing costs and fees associated with the sales transaction. The closing date was originally scheduled for November 15, 2006, subject to the holders of 80% of the working interests (including Energytec) and holders of 80% of the overriding royalty interests tendering their written acceptance of the sale and other conditions customary for transactions of this type. However, pursuant to a request from the purchaser we agreed to an extension of the closing until December 29, 2006, to address issues and concerns that arose when a small group of third party interest owners threatened to disrupt the transaction. Whether the transaction will close depends on satisfying the conditions described above, other conditions set forth in the purchase agreement, and the ability of the Company to satisfy the purchaser that its future ownership and development of the Project will not be subject to unreasonable interference.

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

Wyoming Thermal Recovery Project

On October 30, 2006, Energytec entered into a purchase and sale agreement for the sale of its Wyoming Thermal Recovery Project. According to the terms of that agreement, Energytec is to receive payment for its approximate 44% working interest position and a separate payment for all of its data and technical files assembled in support of the Project. Both payments would aggregate approximately $45 million, net of expenses, if all of the terms of the agreement are fulfilled. Further, the sale applies to the holders of the other 56% of the working interest as well as the holders of approximately 15% of overriding royalty interests. Energytec, royalty owners, and the other working interest owners will share ratably in the closing costs and fees associated with the sales transaction. The closing date was originally scheduled for November 15, 2006, subject to the holders of 80% of the working interests (including Energytec) and holders of 80% of the overriding royalty interests tendering their written acceptance of the sale and other conditions customary for transactions of this type. However, pursuant to a request from the purchaser we agreed to an extension of the closing until December 29, 2006, to address issues and concerns that arose when a small group of third party interest owners threatened to disrupt the transaction. Whether the transaction will close depends on satisfying the conditions described above, other conditions set forth in the purchase agreement, and the ability of the Company to satisfy the purchaser that its future ownership and development of the Project will not be subject to unreasonable interference.

Results of Operations

Revenue

For the three months ended September 30, 2006, oil and gas revenue has increased from $388,122, for the three months ended September 30, 2005, to $1,030,860, a 166% increase. Oil and gas revenue for the nine months ended September 30, 2006, has increased from $1,080,701 for the nine months ended September 30, 2005, to $3,580,058, an increase of 231%. This increase is primarily due to the acquisition of the Como Field which occurred in the fourth quarter of 2005. The Como Field contributed 41,374 bbls and 14,571 bbls of production, respectively, during the nine months and three months ended September 30, 2006. During the nine months and three months ended September 30, 2005, a number of wells were severed in the Trix-Liz field due to the oil spill which occurred during November of 2004. This resulted in a reduction in average monthly production of approximately 1,467 barrels for the nine months ended September 30, 2005. Additionally, the average oil price over the first nine months of 2006 was approximately $3.15 per barrel higher than the comparable period in 2005. The following table shows the gross and net oil and gas production for each month in the nine-month period ended September 30, 2006.

	Oil (Bbl)		Gas (Mcf)
Month in 2006	Gross	Net	Gross	Net
January	19,619	8,056	23,294	4,403
February	18,626	6,167	34,359	5,318
March	25,086	8,417	28,811	4,759
April	16,618	8,400	22,633	4,748
May	15,779	7,960	23,032	4,560
June	12,777	6,740	23,657	4,309
July	13,555	6,213	22,883	4,841
August	19,229	6,298	26,648	4,543
September	12,913	5,717	23,876	4,256

As discussed in our quarterly filing with the Securities Exchange Commission for the period ended June 30, 2006, the production goals set forth in the Company’s annual report on Form 10-K filed July 21, 2006, are not on target. The third quarter forecasts were set at 973 BOPD and 2.071 MMCFPD. Average daily production for the third quarter was 455 BOPD and .637 MMCFPD. This equates to 47% of the oil production goal and 32 % of the gas production goal. The third quarter goals were based on a plan of drilling one new well in Redwater, performing two workovers in Redwater, performing eight workovers in the Como Field, put on an additional 30 wells on line in Talco and putting 10 more wells on line in Kilgore. Lack of capital funding and rig inefficiency as well as the allocation of rigs and manpower to resolve TRRC violations to prevent lease severance have contributed to our inability to meet the goals. Additionally, as we have evaluated the capabilities of the various wells, we have found their production potential to be substantially less than estimated and reported by previous management. At the end of the third quarter of 2006, the producing wells in the Talco field averaged only 3.3 BOPD. Our Redwater production was curtailed due to the abrupt cancellation of our contract with the oil haulers. The cancellation of the contract was initiated by the oil haulers due to their decision not to handle the condensate with high levels of H2S. Additionally, the Enbridge Bryans Mill Gas Plant experienced major shutdowns for maintenance and was unable to accept our gas until they completed their work. These circumstances resulted in severely limited or shut down production from Redwater for a combined total of 72 days of a possible 92 producing days throughout the third quarter. At the beginning of the fourth quarter, production showed an increase due to the effects of work that has been completed through the end of the third quarter and into the beginning of the fourth quarter. The following tables depict the actual production and the percentages of increase or decease during the first reporting period of November as compared to October 2006 and the status of wells and production by district.

ENERGYTEC, INC. WEEKLY OPERATIONS REPORT

Friday, November 03, 2006

	NOVEMBER PRODUCTION (11-01-06 to 11-03-06)						OCTOBER PRODUCTION
District	BOPD Avg.	BO for Period	% (+/-) vs Prev. Mo.	MCFPD Avg.	MCF for Period	% (+/-) vs Prev. Mo.	BOPD Oct. Avg	BO for Oct.	MCFPD Oct. Avg.	MCF for Oct.
Kilgore	79	238	-6	0	0	0	84	2,596	0	0
Quitman	216	649	5	0	0	0	205	6,345	0	0
Redwater	305	915	98	1,015	3,046	78	5	167	224	6,950
S. Texas	28	84	-25	0	0	0	35	1,094	0	0
Talco	139	416	35	0	0	0	91	2,810	0	0
Totals	767	2,302	45	1,015	3,046	78	420	13,012	224	6,950

Redwater producing at full capacity.

Talco production affected by severance of JE Worsham lease due to late H-5 filing. This prevents Bert Davis, Jeff Worsham and Rooney Long leases from producing due to commingling at tanks. 14 of 23 Trix-Liz dual wells previously shut in are now producing from single zone: 9 in “D” zone & 5 in “B” zone.

Quitman production affected by tubing leaks in the WF Bailey #3 and Ford Sims #3. Waiting on rig. Howle A1 (30 BOPD) has a casing leak. A workover procedure and AFE have been constructed. Waiting on resources to perform workover.

Kilgore production affected by need for well service on 3 wells. CWS Rig 8 finished well service on CC Still #20 and moved to CC Still #7. Have suffered flow line leaks at Foster lease and electrical problems on Milstead lease.

WELL COUNT & AVERAGE PRODUCTION PER WELL

District	Prod. Wells	Non-prod. Wells	Total Wells	BOPD Avg.	BOPD per WELL	MCFPD Avg.	MCFPD per Well
Kilgore	83	87	170	79	0.95	0	0.00
Quitman	20	21	41	216	10.80	0	0.00
Redwater	8	4	12	305	38.13	1015	84.58
S. Texas	36	103	139	28	0.78	0	0.00
Talco	26	123	148	139	5.35	0	0.00
Totals	173	338	510	767	4.43	1015	5.87

The fourth quarter forecasts presented in the Company’s annual filing on Form 10-K filed July 21, 2006, were set at 1,081 BOPD and 3.071 MMCFPD. Through the end of October 2006, average daily production was 405 BOPD and .117 MMCFPD. This equates to 38% of the oil production goal and 32% of the gas production goal. The Enbridge Plant was shutdown for an additional 19 days in October. Enbridge took gas for one week upon start-up but could not accept oil. Because our Redwater tanks were full, we were forced to flow at reduced rates until Enbridge could take and process the oil. Based upon actual production and circumstances as described above, we have revised the fourth quarter production goals to 550 BOPD and 770 MCFPD.

Additional equipment and the additional well service units were put into service on our properties beginning late in the second quarter of 2005. Well service revenue showed a significant increase over the prior year for the first quarter of 2006. However, well service revenue began showing a decline during the three months ended June 30, 2006. For the three months ended September 30, 2006, the revenue decreased to $477,019 from $895,149 for the same period of the prior year, a decrease of 47%. Due to the age of the equipment, only four well service units continue to be operational. During the third quarter of 2006, rig downtime for repairs and maintenance has approximated 35% of total rig hours. Well service activities have also slowed due to regulatory issues and capital needs as discussed elsewhere in this report. For the nine months ended September 30, 2006, well service revenue decreased $18,484 from $2,373,803 for the same period of the prior year, a 1% decrease, reflecting the leveling effect over the past twelve months. Well service expenses have also risen due to the addition of employees and the expense of maintaining the equipment. As mentioned above the well service units are older, rebuilt units which require more frequent maintenance. For the nine months ended September 30, 2006, well service expenses increased by 65%, from $2,713,242 for the nine months ended September 30, 2005, to $4,489,895. Management has been monitoring costs associated with well services, as well as the portion of these costs that should be billed to other working interest owners. Although the year to date expenses have increased, the expense decreased by 17%, from $1,177,462 for the three months ended September 30, 2005, to $981,726 for the same period in 2006. During the first quarter of 2006 and for a portion of the second quarter of 2006, employees were involved in re-engineering and construction of a rig that was purchased in January of 2006. Payroll and repair expenses increased the overall well service expenses, but the rig was not contributing to the generation of revenue. For the three months ended September 30, 2006, we have a loss of $504,707 from well services provided. This is an improvement from the second quarter loss of $1,629,869. The year to date losses from well services totals approximately $2,100,000. These losses are primarily due to the utilization of well service units to correct regulatory issues and the addition of employees who were utilized to complete construction and necessary repairs on the rig. Additionally, all well services performed by Comanche Well Service are for the benefit of Energytec and our working interest owners. The hourly rates billed are below market rate for similar services. With rising fuel and labor costs, the well services billed to working interest owners are not sufficient to generate a profit from well services. Prior management did not effectively capture costs associated with interests owned by working interest owners, thereby absorbing costs that should have been billed to non-operating working interest partners. On January 1, 2006, we implemented an integrated oil and gas accounting system (OGSYS) that has allowed us to review the hourly rate for well services, make adjustments to the rate as necessary, and capture expenses that will be billed to working interest owners. In the third quarter of 2006, we began billing working interest owners a supervision fee to allocate indirect costs associated with supervisory employees that are involved in the maintenance or workover of wells. These indirect costs include salaries, payroll taxes, and other payroll related expenses of district managers, our vice president of operations, and any third-party consultants engaged for geological, regulatory, or operational support.

For the three months ended September 30, 2006, gas sales increased by 13%, to $569,169 from $505,310 from the same period in 2005. Gas sales have increased by 48% from $1,203,416 for the nine months ended September 30, 2005, to $1,782,012 for the nine months ending September 30, 2006. Gas purchases increased from $460,653 for the three months ended September 30, 2005 to $550,478 for the three months ended September 30, 2006. For the nine months ended September 30, 2006, gas purchases totaled $1,727,949, a 61% increase from $1,076,025 for the same period of the prior year. The net revenues for the three months and nine months ended September 30, 2006, were $18,691 and $54,063, respectively, as compared to $44,657 and $127,391 for the same periods in 2005. The decline in the net profit is due to an increase in treating fees from $0.30 per mcf to $0.50 per mcf.

Comanche Supply Corporation has provided rock and rock hauling services which generated net revenue totaling $33,811 for the nine months ended September 30, 2006. However, this work is seasonal and there is a great deal of competition in the area of our rock pit. Effective October 30, 2006, we made the decision to cease rock sales and rock hauling activity in this subsidiary. However, we believe that there is a potential to lease our rock crusher and rock hauling equipment to a third party engaged in environmental clean-up in the Titus County vicinity. We believe this will generate a greater profit to the Company during the winter months when construction and the need for rock is minimal.

Oil and gas expenses

For the nine months ended September 30, 2006, the lease operating expenses have increased from $949,509 at June 30, 2005, to $1,202,977. This is an increase of 27%. Likewise, lease operating expenses for the three months ended September 30, 2006, have increased by 32% to $347,897 from $263,682 for the same period of 2005. Although the lease operating expenses are higher than the comparable periods for the prior year, they have continued to decline each quarter of 2006 due to the fact that we are expenses are being captured and billed to all working interest owners in proportion to their ownership interests and due to the cost containment measures taken by current management. During the nine months ended September 30, 2006, the lifting costs per barrel averaged $9.41 for a total of $657,923 and $227,774, respectively, for the nine months and three months ended September 30, 2006. Lease operating expenses for the nine months and three months ended September 30, 2006, also include $ 528,209 and $104,254, respectively, of costs associated with non-producing wells. Lease operating expenses as compared to oil and gas revenues appear to be high due to the expenses on these non-producing wells, creating a high ratio of expense to revenue. As we continue to recomplete additional wells and bring them onto production, the costs as a percentage of the revenue should continue to decline. Additionally, as we plug wells in accordance with RRC requirements, the costs of maintaining non-producing wells will decline.

General and administrative

General and administrative expenses increased 70% from $637,759 for the three months ended September 30, 2005, to $1,086,701 for the same period in 2006. For the nine months ended September 30, 2006, general and administrative expenses totaled $3,053,467, a 44% increase over $2,114,524 for the same period of the prior year. We have incurred expenses directly related to investigative services, consulting, and legal fees related to the events as described under “Recent Developments” of approximately $890,000 during the nine months ended September 30, 2006. Approximately $111,000 is related to the recognition of stock compensation expense under the stock grant awarded in 2005. The cumulative increase in general and administrative expenses for the nine months ended September 30, 2006, as compared to September 30, 2005, is $938,943. The Company would have realized a decrease in general and administrative expenses of approximately $160,000 during the first nine months of 2006 had it not been necessary to incur the expenses as described above.

Other income (expense)

During the three months and nine months ended September 30, 2005, Energytec recognized gains on the sale of working interests of $1,387,946 and $4,289,391, respectively. During the three and nine months ended September 30, 2005, the company also recognized gains on the sale of a drilling program totaling $205,269 and $1,929,416, respectively. There were no gains from sales of working interests for the nine months or three months ended September 30, 2006. The Company has elected to reserve recognition of any further gains on the drilling program until such time as all wells are completed, as discussed under Critical Accounting Policies and Estimates. During the quarter ended March 31, 2006, $1,001,000 was received in anticipation of additional working interest sales. However, pursuant to the actions and events as described under PART I. ITEM 1. BUSINESS “RECENT DEVELOPMENTS,” PART I. ITEM 1.A. RISK FACTORS, AND PART II. ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS included in the annual report filed on Form 10-K for the year ended December 31, 2005, the Audit Committee of the Board of Directors discontinued all sales of working interests. The amounts received are reflected as “Other current liabilities” in the accompanying financial statements, and will be refunded to the investors in connection with a rescission plan to be determined.

Liquidity and Capital Resources

As discussed in our quarterly filings with the Securities Exchange Commission on Forms 10-Q for the periods ending March 31, 2006 and June 30, 2006, the availability of operating cash was severely impacted by the payment of $1,178,771 of commissions related to the 2005 sale of working interests and stock payments made to working interest owners during January and February of 2006, which exceeded actual revenues due to them by $1,853,979. The payment of commissions and advance payments were authorized by Frank W Cole along with the payment of $86,365, related to wells which were not owned by the Company and $230,000 for the purchase of a rig and parts to construct an additional well service unit. Cash was further impacted by the payment of past due vendor invoices totaling approximately $1,150,000, which were accrued as of December 31, 2005. The payment of commissions and excess revenue distributions combined with payments for past due invoices and necessary capital expenditures severely impacted the operating cash available. In an effort to generate cash, Frank W Cole sold additional interests in various working interest programs totaling $1,001,000. Pursuant to the Audit Committee’s resolution to discontinue all sales of working interest programs, the amounts received are reflected in current liabilities as “Other current liabilities” in the accompanying financial statements.

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

In order to maintain and in an effort to increase production, we have continued to incur capital expenditures through September 30, 2006 totaling approximately $4,100,000. The majority of the capital expenditures were incurred in an effort to bring wells back onto production and to correct issues pursuant to the TRRC regulations. These amounts are less than the budgeted amount which was based upon gross production figures of approximately 975 BOPD and 2 MMCFPD. Actual gross production at the end of the third quarter was approximately 455 BOPD and 637 MCFPD. Due to factors related to regulatory issues as discussed above and production levels, we did not drill any new wells or perform any workovers in the third quarter. During the third quarter we plugged and abandoned one well and performed normal recurring well services, as well as continued work on the 23 dually completed wells. We anticipate that capital expenditures for the fourth quarter of 2006 will be lower than originally budgeted as well

Capital Commitments The following table discloses aggregate information about our contractual obligations including notes payable and lease obligations, and the periods in which payments are due as of June 30, 2006:

	Total	Payments due by period
		Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term Debt	$1,259,284	$740,104	$519,180	$—	—
Debenture Bonds	125,000	—	—	125,000	—
Operating Lease Obligations	26,739	26,739	—	—	—
Asset Retirement Obligation	2,404,413	132,661	222,155	565,964	1,483,633
Deferred Tax Liability	345,253	19,370	36,800	33,120	255,963

Total	$4,160,689	$918,874	$778,135	$724,084	$1,739,596

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

As discussed in our quarterly filing with the Securities Exchange Commission on Form 10-Q for the period ending June 30, 2006, securing permits for the 23 wells and the length of time required for the rig work have been complicated by the Company’s history of regulatory compliance confrontations with the RRC from 2005 and prior. As of November 3, 2006, nine of the 23 dually completed wells have been restored to production and in the Woodbine “D” zone only. Five wells have been restored to production in the “B” zone. Rig work has been completed and TRRC forms have been submitted to the TRRC for one well for production in the “D” zone and one well in the “B” zone on the Garbade lease. Work began on October 27, 2006, on the Garbade and Timmons leases to obtain permitting for the “A” and “B” zone wells as dual wells. However, all of the wells will not be returned to service due to the improper density and spacing violations.

As we have disclosed in previous filings there are many limiting factors affecting restoration of the wells to production as dual producers, including the lack of funds for procuring equipment, maintenance issues related to old well service units, and original engineering decisions made by previous management without regard to TRRC regulatory procedures.

We are continuing efforts to deal with significant limitations on the viability of the 23 wells due to the use of small casing sizes that limit the tubing sizes necessary for optimizing segregated production from each of the zones and to evaluate specific wells and zones to place on production in order to achieve optimum revenue potential.

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

ENERGYTEC, INC.

Friday, November 03, 2006

REGULATORY: Trix-Liz Field Dual Completion Wells Status

	ORIGINAL ZONAL COMPLETIONS				PRESENT ZONAL COMPLETIONS
Lease/Well	A	B	C	D	A	B	C	D
J. Belcher 11	X	X				X
J. Belcher 12	X	X				X
J. Belcher 13	X	X				X
J. Belcher 14	X	X				X
J. Belcher 15	X	X				X
A. Garbade 13	X	X
A. Garbade 14		X		X				X
A. Garbade 16		X		X				X
A. Garbade 17		X		X				X
A. Garbade 18	X	X
A. Garbade 19		X		X				X
A. Garbade 20		X		X				X
A. Garbade 22		X		X				X
A. Garbade 25		X		X				X
A. Garbade 27	X	X
HBU 225	X	X
HBU 226		X		X				X
M. B. Timmons 21	X	X
M. B. Timmons 22	X	X
M. B. Timmons 23	X	X
M. B. Timmons 24	X	X
M. B. Timmons 26	X	X
M. B. Timmons 30		X		X				X

Note: 9 wells producing in “D” zone & 5 in “B” zone.

Work is in progress on Timmons #21 to restore dual completion to production in “A” and “B” zones. Efforts are in progress to further determine which wells in the HBU, Garbade and Timmons leases can be restored to production in the “A” & “B” zones. Wells in both zones are being evaluated in regards to spacing requirements and production potential in order to optimize production. Additionally, initial evaluation has begun on a procedure to consolidate the various Woodbine sands which are separate fields into one field through TRRC field rule changes that could potentially remedy existing spacing and density rules allowing use of all existing well bores. Belcher wells can be re-configured to produce as dual completions in the “A” & B” zones once dual tubing hangers and 1 1/2” tubing become available.

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

Comanche Well Service provides the drilling services and bills for these services based upon average market day rates plus expenses. As wells are drilled, the liability is reduced by direct drilling costs plus a standard daily drilling rate of $3,000 per day. The gain on the sale of the well sites is recognized as wells are completed. No drilling revenues were recognized in the first quarter of 2006 because no further drilling was completed during that time. Certain direct costs associated with completion were incurred, reducing the liability. The accompanying financial statements reflect a remaining liability of $4,071,934 as of September 30, 2006, which is included in turnkey costs payable.

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

Although these circumstances resulted in the exclusion of reserves, management believes that the inability to assign proved reserves to the Talco/Trix-Liz Field is temporary and that the impairment allowance recorded at December 31, 2005, is fairly stated and that no further impairment is required as of September 30, 2006.

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

In February 2006, the Company incurred debt totaling $4,000,000 that is subject to interest at 1% above the Wall Street Prime Rate and is susceptible to fluctuations. During 2005, the Wall Street Prime Rate ranged from a low of 5.35% to a high of 7.25%. Through November 9, 2006, the Wall Street Prime Rate has ranged from a low of 7.25% to a high of 8.25%.

Our major market risk exposure is in the pricing applicable to our oil production and natural gas sales. Realizing pricing is primarily driven by the prevailing domestic price for crude oil. Historically, prices received for oil and gas sales have been volatile and unpredictable. We expect pricing volatility to continue. Oil prices ranged from a low of $46.62 per barrel to a high of $72.73 per barrel during the first nine months of 2006 and from a low of $35.74 per barrel to a high of $64.40 per barrel during the year ended December 31, 2005. Gas prices during 2005 ranged from a low of $2.40 per mcf to a high of $6.57 per mcf. During the first nine months of 2006, gas prices have ranged from a low of $2.29 per mcf to a high of $4.08 per mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.

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

With the participation of management, Energytec’s chief executive officer and chief financial officer evaluated disclosure controls and procedures on September 30, 2006. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with Energytec’s filing of its quarterly report on Form 10-Q for the three months and six months ended September 30, 2006.

During the three-month period ended September 30, 2006 there have been no significant changes in Energytec’s internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

The consequences of former management’s conduct will continue to adversely affect Energytec’s business and results of operations in future periods.

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

The loss of the sale of the Wyoming Thermal Recovery Project would have a substantial adverse affect on the financial condition of Energytec.

On October 30, 2006, Energytec entered into a purchase and sale agreement for the sale of its Wyoming Thermal Recovery Project. After costs but before the effect of Federal and state income taxes, Energytec estimates it would receive approximately $45 million. The closing date was originally scheduled for November 15, 2006, subject to the holders of 80% of the working interests (including Energytec) and holders of 80% of the overriding royalty interests tendering their written acceptance of the sale and other conditions customary for transactions of this type. However, pursuant to a request from the purchaser, we agreed to an extension of the closing until December 29, 2006, to address issues and concerns that arose when a small group of third party interest owners threatened to disrupt the transaction. Whether the transaction will close depends on satisfying the conditions described above, other conditions set forth in the purchase agreement, and the ability of Energytec to satisfy the purchaser that its future ownership and development of the Wyoming Project will not be subject to unreasonable interference. If this transaction does not close, it will have a material adverse affect on the financial condition of Energytec.

Resolution of the put options could have a substantial adverse affect on the financial condition of Energytec.

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

Putting these questions aside, Energytec will not consider honoring any put option that is not properly submitted in accordance with the written addendum setting the terms of the option delivered to purchasers of Energytec common stock in the private placement. A small number of persons have instigated litigation against Energytec and have threatened other actions to harass Energytec. For this reason management believes that it must follow the terms of the option exactly as written.

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

As noted below, any ability to make payment on November 30, 2006, has been impaired by the extension of the sale and closing the Wyoming Project.

Purchase and Sale Agreement

On October 30, 2006, Energytec entered into a purchase and sale agreement for the sale of its Wyoming Thermal Recovery Project. According to the terms of that agreement, Energytec is to receive payment for its approximate 44% working interest position and a separate payment for all of its data and technical files assembled in support of the Project. Both payments would aggregate approximately $45 million, net of expenses, if all of the terms of the agreement are fulfilled. Further, the sale applies to the holders of the other 56% of the working interest as well as the holders of approximately 15% of overriding royalty interests. Energytec, royalty owners, and the other working interest owners will share ratably in the closing costs and fees associated with the sales transaction. The closing date was originally scheduled for November 15, 2006, subject to the holders of 80% of the working interests (including Energytec) and holders of 80% of the overriding royalty interests tendering their written acceptance of the sale and other conditions customary for transactions of this type. However, pursuant to a request from the purchaser we agreed to an extension of the closing until December 29, 2006, to address issues and concerns that arose when a small group of third party interest owners threatened to disrupt the transaction. Whether the transaction will close depends on satisfying the conditions described above, other conditions set forth in the purchase agreement, and the ability of the Company to satisfy the purchaser that its future ownership and development of the Project will not be subject to unreasonable interference.

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

Energytec, Inc.

Date: November 13, 2006	By:	/s/ Don Lambert
Don Lambert President and Chief Executive Officer

Date: November 13, 2006	By:	/s/ Dorothea Krempein
Dorothea Krempein Chief Financial Officer