Form 10-K
period 2006-12-31
ENERGYTEC INC
filed 2007-04-17
CIK 1202963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006, or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934

for the transition period from                      to

Commission File No. 0-50072

ENERGYTEC, INC.

(Exact Name of the Registrant as Specified in its Charter)

Nevada	75-2835634
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

4965 Preston Park Blvd., Suite 270 E, Plano, Texas 75093

(Address of Principal Executive Offices and Zip Code)

(972) 985-6715

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 19345 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer   ☐         Accelerated Filer   ☐         Non-Accelerated Filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $36,933,177

The number of shares outstanding of the registrant’s class of $0.001 par value common stock as of April 16, 2007 was 69,777,125.

DOCUMENTS INCORPORATED BY REFERENCE: Certain information for Part III of this report is incorporated by reference to the proxy statement for the 2007 annual meeting of the Company’s shareholders.

GLOSSARY

The following definitions are provided to assist the reader of this report with terms and concepts specific to the oil and gas industry.

barrel. (bbl or bbls) A standard measurement in the oil industry. One barrel equals 42 U.S. gallons. On the average, 7.33 barrels of crude oil weigh one metric ton; 7.5 barrels weigh one long ton; and 6.65 barrels weigh one short ton.

boe. A barrel of oil equivalent, determined by using the ratio of on bbl of oil to six mcf of gas.

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

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included or incorporated by reference in this report that are not historical facts are hereby identified as “forward-looking statements.” Factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions and statements about oil and gas exploration and development activities, oil and gas reserves, oil and gas prices and energy markets, competition with other oil and gas companies, government regulation of the oil and gas industry and related matters, production levels, technology, availability of capital resources, capital expenditures, supply and demand for oil, gas, and condensate, availability of goods, services, and qualified personnel, general economic conditions, inflation, occurrence of property acquisitions or divestitures, the securities or capital markets, plans and objectives for future operations, costs and results of litigation, and other factors disclosed under “ITEM 1A. RISK FACTORS,” “ITEM 2. PROPERTIES,” “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” “ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” and elsewhere in this report. The words “may,” “should,” “will,” “expect,” “could,” “anticipate,” “believe,” “estimate,” “plan,” “intend”, and similar expressions have been used to identify certain of the forward-looking statements. Forward-looking statements are based on current expectations, estimates, and projections, and they are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from those described in the forward-looking statements. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this report. All statements in this report of expectations, estimates, and projections are subject to these uncertainties, the outcome of which cannot be predicted at this time and any one of which could render our forward-looking statements unlikely or impossible.

ITEM 1. BUSINESS

General

Energytec, Inc. was formed under the laws of the state of Nevada in July 1999. Energytec was formed for the purpose of engaging in oil and gas producing activities through the acquisition of oil and gas properties that have previously been the object of exploration or producing activity, but which are no longer producing or operating due to abandonment or neglect. The traditional focus of the Company has been the production of remaining recoverable hydrocarbons that can be developed through conventional and non-conventional improvement methods and production enhancement techniques. We own working interests in 60,701 acres of oil and gas leases in Texas and Wyoming that now include 108 gross producing wells and 343 gross non-producing wells. Our wholly owned subsidiary, Comanche Well Service Corporation became the operator of all properties owned by Energytec on April 1, 2006, by posting a cash bond of $250,000 with the Texas Railroad Commission. During 2006 we reviewed approximately 100 of the existing non-operational wells, evaluating the potential for placing those back on production. Options considered included joint ventures, farm-outs, or other partnering arrangements. Through this analysis process we have determined that any incremental production that could be realized from certain unprofitable fields and problematic wells may not justify the expenditures that would be necessary to realize such production. We intend to continue the evaluation of fields and wells that show the potential for profitability through enhanced recovery methods and to evaluate opportunities beyond those associated with current oil and gas properties held by the Company as discussed further in “Our Plan”.

We also own a gas pipeline of approximately 63 miles in Texas and a well service business operated through our subsidiary, Comanche Well Service Corporation, a drilling business operating through our subsidiary, Comanche Rig Services Corporation, and a sales and distribution business for enhanced oil recovery chemicals and materials related to well operation services through our subsidiary, Comanche Supply Corporation.

Our Plan and Approach to the Business

Over the past year, we have been faced with a number of issues and challenges brought upon the Company through the acts and decisions (as disclosed in our annual filing with the Securities Exchange Commission for the year ended December 31, 2005, and subsequent quarterly filings) of the former Chairman of the Board, who also acted as Chief Executive Officer and Chief Financial Officer from the inception of the Company through March 18, 2006. At the time of dismissal of the former chairman, the Company’s capital resources had been substantially depleted on questionable payments to third parties such that the continued operations of the Company were already seriously constrained, and continue to be seriously constrained at present. In addition to these financial and operational challenges, we find ourselves in an industry which is the subject of a paradigm shift in the supply and demand balance globally. One of the aspects of this shift is a great controversy commonly known as the “Peak Oil Debate” wherein experts on both sides confront the singular issue of our country and the world at large running out of fossil fuel (or at the least, inexpensive and easily recoverable fossil fuels.). Peak oil is that time when a producer’s oil production goes into decline, never again to produce what it did before the peak.

Dr. Herman Franssen, former chief economist at the Department of Energy, has said that the “concept of peak oil is realistic and most people would agree, but we disagree on the timing.” Simply stated, some experts believe that global peak oil is a few years away, while others see it a few decades away. Some experts say we will be rescued by vast new reserves yet to be found. Others say that technology will save the day. Then there are those who think we can conserve our way to salvation. Finally, there are those who espouse alternative energy (solar, wind, nuclear, hydrogen, among others) as the solution.

Where does our Company fit into this mix of conflicting opinions and complicated circumstances? We are just one small company with limited capital resources, mature fields as our asset base, old equipment requiring much maintenance, and considerable hostilities among our various competing stakeholders.

Yet, even confronting all those issues, we firmly believe there is a place for us and that there are multiple opportunities for us to evolve into a new and profitable niche in the domestic oil and gas industry. We are committed to a future, and not mere survival, for this Company - a future consistent with the abilities of increasing shareholder value, exhibiting good corporate governance, maintaining proper financial accounting and reporting systems and maximizing opportunities as they arise. In order to accomplish this we have developed a strategy we refer to as the “Five P’s” plan.

The five pillars upon which the new strategy of the Company will be built are profitability, people, places, positions, and proprietary technologies. While we have spent a considerable amount of time and effort exploring what to do, what we could become and how we could attain a positive future, and this is still a work in progress. There will be changes and adjustments. The Company’s current asset portfolio and revenues are not the beginning and end of the Company’s future - they provide a base from which management believes the Company can develop into a viable business entity. We think this new strategy gives us the best opportunities for a future given our past and present circumstances, resources, personnel and legal environment.

Profitability

We believe that the purpose of a business is to provide goods or services to meet a need. Our objective is the generation of profit from meeting that need.

This has several immediate applications to our Company.

•	First, we must eliminate those assets that are not profitable.

•

Second, we need to maximize our potentially profitable properties by infusing the capital necessary to restore production, sustain production or enhance production. In other words, take the existing inventory and maximize its potential.

•	Third, we need to add new assets, new products that are profitable.

•

Fourth, we need to seek out new customers for our business. It is our vision that our business will be more than selling more oil and gas; therefore our potential customer universe will expand significantly.

•	Fifth, we need to manage for profitability. This is a process. Being on budget and just as good as the competition is simply not good enough.

Managing for profitability requires the implementation of a process to systematically manage profits on a day-to-day basis. We have therefore established a Profitability Team headed by our CFO. The Team seeks to attract new customers, add new products, underwrite new projects, control expenses, seek efficiencies in routine field operations, and obtain the best prices for our products, among other specific assignments. The process for our Company has three components. The process involves a (i) profit map, (ii) profit levers and (iii) profit priorities.

A profit map enables us to analyze each asset by category, determining which leases are not profitable and why. Profit levers are those functions that can increase profits (asset disposition, re-working a well, trying a new chemical treatment, for example). Profit priorities are those actions that can be taken with the most return on capital for the capital, time, and people committed.

This systematized profit process has been developing for the last year. For example, industry costs have risen so fast that many projects need $50 oil and $6.00 gas to be profitable. Our analysis capabilities allow us to isolate fields and areas where this realization is not possible. This will allow us to achieve better operating results by allocating our personnel and capital to areas which can be optimized at these pricing levels.

The trauma of the last year enters into this. We have had to absorb losses, write-downs and adjustments. But we are now ready to move forward with the profit process and the Profitability Team in full operating mode. The last year was spent addressing problems that were building to critical status for several years under the former chief executive officer.

But we believe we are at a point where we can stop “feeding problems and starving opportunities.” For 2007 and 2008, we have developed a list of opportunities. These have been prioritized and staffed. From here on, the opportunities take precedence over the problems. Opportunities produce results and growth (profitability), but all you get by problem solving is damage control.

In summary, we must work toward improved operating results by focusing on new assets to be acquired and new lines of business activity that will diversify the Company’s product portfolio.

People

The January 2007 Oil and Gas Investor magazine states the problem succinctly as follows, “The need for experienced upstream personnel within the oil and gas industry has never been as acute as it is today…they need talented people …but there isn’t enough talent to go around.”

In order to compensate for the shortage of experienced personnel, we will:

•	retain our best people through a review of compensation, benefits and retention practices and a commitment to meet or exceed industry standards in our peer group,

•	seek out new personnel from unconventional sources—early retirees, long-term retirees seeking to re-enter the workforce, consultants, academics and researchers,

•	engage non-traditional personnel as special advisors or special project personnel, and

•	establish mentoring and training programs whereby the knowledge held by these senior persons will be passed on to our younger workers.

One example of bringing this strategy to reality is a recent personnel addition. On March 12, 2007, we announced the hiring of Dr. Anton Prodanovic. Anton retired from Exxon in 2000 after a 25-year career. He worked as a free-lance researcher and consultant until he found us. He signed on due to the challenges and opportunities we faced where he felt he could be a significant personal contributor based upon his skill set and experience.

Stated abruptly, there is a growing shortage of critical skills in our industry. We must view our aggregated personnel and their skills as a major resource for new opportunities.

Places

We have selected to focus on three places: Texas, Oklahoma and Kansas. These three states share several advantages for the Company:

•	they are easily accessible from the Company’s main office in Plano, Texas,

•	they have extensive production data bases available via the internet,

•	they have significant academic infrastructure committed to the industry,

•	the Company’s senior management has extensive experience in the oil and gas industry in those states,

•	collectively, they have over 50% of the country’s stripper wells, and

•	the oil and gas industry in these states is vital to the continued wealth, progress and competitiveness of each state.

Texas

Texas energy production currently is approximately 59% natural gas, 30% oil, 10% coal and 1% other. Oil production has declined from a high of 3.5 million BOPD in 1972 to less than 1 million BOPD. That same year, gas production peaked at 26 bcf and has been flat at about 15 bcf for the last 20 years. In choosing Texas as a place for our Company to be, we considered these factors:

•	oil production will continue to decline

•	gas production will be hard to sustain for more than a few more years, then will begin to decline

•	alternate energy will not be a factor in Texas for at least two decades

•	United States demand will continue to grow

•	world demand will continue to grow

•	imports of oil, gasoline, LNG and other refined products will continue to grow

•	Texas has over 125,000 stripper oil wells

•	Texas has over 65,000 stripper gas wells

•	Houston will remain the energy center and the energy finance center for the United States

•	Texas will be at the forefront of encouraging new production

•	Texas will be at the center of the development and deployment of many new technologies

In summary, we believe Texas will be a vital area for new production, new technology applications and new infrastructure because it has to be. A strong and vibrant exploration and production industry is absolutely critical to Texas’ future economic growth and prosperity.

Oklahoma

Exploration and exploitation of Oklahoma’s oil and gas has continued for over 150 years, first as a Territory and then as a state. Until overtaken by California in 1923, Oklahoma remained the leading oil producing state in the country. Oklahoma has produced over 14 billion barrels of oil and over 87 trillion cubic feet of gas.

Oklahoma oil production peaked in 1967 and natural gas production peaked in 1990. Notwithstanding, Oklahoma ranks fifth in crude oil produced in the country and accounts for 3% of national oil production. The bulk of oil drilling continues to be directed towards infill drilling, extending, and adding new reservoirs to existing fields. There are some under-explored areas and natural gas drilling is experiencing an upturn in activity. Oklahoma industry experts believe the only way to make a long-term positive impact on the oil production decline is to enhance recovery in fields that have already been found. They also believe that the state’s remaining oil and gas reserves are at least as much as has been produced.

This fits well with the Company’s new strategy. Among other factors in the Company’s decision is a recent association that has been developed with a geologist/geophysicist who has over 5,000 miles of 2-D seismic in Oklahoma. Further, if Oklahoma is to benefit from its remaining oil and gas reserves, a way must be found for aggressive laboratory and field enhanced recovery research to take place aimed at bringing these reserves to market. This also fits in with the new strategy of the Company as described under “Positions” below.

Kansas

Kansas is a heavily drilled area and currently ranks eighth in the country in the production of oil and seventh in the country in the production of natural gas. Kansas oil and gas production is a $3 billion a year industry. This ranks it second in the state in terms of gross state product. Kansas oil wells average 2.27 barrels per day yet drilling in Kansas is nearly at full capacity. Oil production is very mature and has declined significantly from peak rates in the 1970’s and natural gas production peaked in 1996. Oil production is dominated by low volume economically marginal wells that are extremely sensitive to changes in price and increased operating costs.

While Kansas currently produces about 3 million barrels of oil per month, there are opportunities to increase that production in similar fashion to the situations in Texas and Oklahoma. Specifically, a recent report to the governor of Kansas stated that, given favorable application of technology, monthly production could easily exceed production of the 3 million barrels. Further, there is increased activity in gas drilling as coalbed methane gas drilling in eastern Kansas may become a significant new gas-producing province.

Kansas is home to an active research and development effort and has the university and corporate infrastructure to be a leader in technology advances.

Unlike other competitors that have the capital and personnel to pursue risky new exploration, unconventional gas, and major property acquisitions, we must prepare to squeeze the last drops of old oil from the mature fields we own or can timely acquire or alternatively participate in properties owned by third parties.

Positions

There are a number of positions available to our Company as part of the new plan. Some of these positions are complementary to our current operations and business strategies and some present alternative strategies and opportunities.

One such opportunity is that of becoming a vast outdoor laboratory where new tools, technologies, techniques, and chemicals can be tested and applied to our existing wells, enhancing or developing the economic feasibility of energy resources for the future. This has a two-fold benefit, one being the potential for increased oil and gas production from the Company’s wells. The Company will also benefit from the development and applications of these processes and technologies to the wells of other entities.

In this capacity, we propose to be a technology owner, licensee, distributor, facilitator, sponsor, and/or developer. This will be done in conjunction with private ownership or academia. Multiple income streams are possible from just a single new technology not to mention a broad, diversified portfolio of new technologies.

There is much discussion in the industry about “growth through the drill bit.” This is a traditional way of growth. It requires capital for (i) identifying/working up a prospect to drill, (ii) leasing the acreage for the drilling/development, (iii) drilling, (iv) continued operations, if the drilling is successful, and (v) development/expansion. At any step in the process, a company can take in an industry partner, promote the project to other parties, fund it from cash flow, fund it with debt, or fund it with project finance sources.

Over the past year, the Company has identified the potential to develop multiple positions and opportunities for traditional growth. First, we have prospects ready to drill. We have acreage awaiting the development of a prospect. We have development wells arising from prior successful drilling activities. We also have the ability to “drill deeper” in that we have production potential below the current, shallower production experienced by the Company, and on acreage awaiting prospect development. For example, there are indications of deeper potential at Talco where we produce from the Woodbine.

In many instances a prospect generator, such as a geologist or geophysicist, will have his time and money invested in the “package” presenting a prospect. But he/she has no money to acquire the leases. Sometimes they may have acquired the leases but do not have the money to drill a test well. In some instances a prospect generator may need geological data. We believe that we can respond to all of those needs.

We believe that we have the potential to acquire a data base of seismic in potentially active areas such as Texas and Oklahoma through the association developed and discussed above under “People.”. The data base can be acquired for a cash consideration. Thereafter, we can (i) use the data base for our own drilling, (ii) sell access to it to third parties, (iii) develop prospects for sale to third parties, or (iv) contribute it to a deal in exchange for a piece of the deal (no cash outlay on our part).

The traditional strategy of the Company, as discussed above has been the sale of oil and gas. This exposes the Company to risks beyond our control in that production and sales can be interrupted by operational problems, regulatory issues, weather, market conditions, and other circumstances. The development of multiple revenue sources will allow us to minimize the risk of production interruption and allow us to improve results of operations. This requires a bold outlook on the future by the Company whereby we move away from the traditional focus of the past and expand our focus to the numerous options available to us.

In summary, we must be flexible enough to recognize and pursue new opportunities and depart from our original narrow focus of simply, and only, acquiring and producing older, mature oil and gas properties.

Proprietary Technologies

Throughout history, the people of the world have consumed a trillion barrels of oil. The next one or two trillion become a little problematical. Where will this oil come from, and what technologies might be developed to find it, produce it, and exploit it? Conventional production, by anyone’s estimates, will not be sufficient. There is a wide-spread perception that research and development are concentrated at the major international oil company level and at the federal government level. In fact, nothing could be further from reality.

The crisis in research and development is so severe that the Society of Petroleum Engineers is convening, in April 2007, its first ever research and development conference. The SPE has issued a call to a multi-disciplinary cross-section of chemical engineers, chemists, metallurgists, microbiologists and others to address the issues.

What has happened? Over the last two decades in the United States, oil and gas operators have decreased their spending on research and development by 60%; only about three $3 billion is spent yearly now. Contrast that with just two companies (not entire industries): Microsoft ($6 billion) and General Electric ($3 billion). Unfortunately, the oil and gas industry ranked last in research and development expenditures as a percentage of sales among 19 industries surveyed as recently as 2001. Additionally, the federal government has steadily been decreasing its commitment through the Department of Energy and other agencies.

Much of research into new technology is focused on making the exploration for oil and gas more effective. There is a lack of research focused on innovative ways to increase production from existing wells and reservoirs. New technologies are required to recover oil left behind because it is difficult to access or is held tightly in place within tiny rock pores.

We believe research and development is not a turn-on/turn-off at will activity but rather is a continuous process that builds on prior successes and failures. Important areas for research and development include (i) improving recovery factors in mature fields, (ii) recovery of bypassed oil, (iii) difficult reservoirs (such as those in the Rocky Mountain region contaminated with lime or calcite materials), (iv) unconventional oil and gas reservoirs, (v) enhanced oil recovery across the country and (vi) keeping the country’s stripper wells producing better and longer.

The Company has access to a number of new research initiatives due to management’s relationship with the Department of Energy, the Rocky Mountain Oilfield Testing Center, the Stripper Well Consortium at Pennsylvania State University, various schools of petroleum engineering, the Colorado School of Mines, and numerous laboratories and companies. We believe these relationships can be leveraged into lines of business as sponsors, facilitators, investors, and testing sites of new technologies. All of these have the potential to generate revenue from additional lines of business and can be integrated into our position to utilize the Company’s current properties as a laboratory for testing new technologies arising through research and development.

The Company’s commitment to a future for this Company and the development of a new strategy as described above impacts our decisions related to currently held properties as well as acquisition and divestiture plans.

Industry and Economic Factors

In managing its business, Energytec deals with many factors inherent in the oil and gas industry. First and foremost is wide fluctuation of oil and gas prices. Historically, oil and gas markets have been cyclical and volatile, with future price movements difficult to predict. While revenues are a function of both production and prices, it is the wide swings in prices that will have the greatest impact on results of operations.

Historically, the primary component of Energytec’s revenues and cash flows was generated through sale of working interests in Energytec’s properties. Funds generated from such sales were intended to acquire new properties and to fund re-completion and development work on properties owned. However, the practical effect of this “quick fix” revenue was to diminish the long-term revenue that Energytec could realize from producing properties in which it holds a meaningful interest. As a result, the current Board and management of the Company discontinued the sale of working interests through “working interest programs.”

In the future Energytec will only consider selling working interest through joint venture and other strategic partner arrangements. Any opportunities involving the sale of working interest will be subjected to careful review and due diligence to determine the long term benefits to the operations and value of the Company. Additionally, existing properties will be evaluated to determine their contribution to the Company’s operating results and the Company will seek to divest of any properties that do not meet operational criteria.

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

The oil and gas industry is highly competitive. Energytec will compete with major and diversified energy companies, independent oil and gas businesses, and individual operators. In addition, the industry as a whole competes with other businesses that supply energy to industrial and commercial end users. As discussed above under “Our Plan and Approach to the Business” we plan to diversify our business to reduce the effects of competition.

Extensive Federal, state, and local regulation of the industry significantly affects operations. In particular, oil and gas activities are subject to stringent environmental regulations. These regulations have increased the costs of planning, designing, drilling, installing, operating, and abandoning oil and gas wells and related facilities and thereby affect profitability. These regulations may become more demanding in the future.

Property Acquisition

Historically, Energytec has focused its acquisition and development activities in Texas, but Energytec intends to expand that focus to Kansas and Oklahoma. Nevertheless, should Energytec receive unsolicited proposals on the acquisition of properties in other states that are attractive, it should be expected that Energytec will investigate and, if warranted, make an effort to acquire an interest in such properties at an acceptable price.

Our primary focus has been and will continue to be on older mature production areas where production histories, reservoir evaluations, and other data on the properties are available. Such information is obtained either from the entity that owns the property or from public records of governmental agencies that regulate oil and gas producing activities and through geological data as discussed above. Through analysis of rock types and the electrical and chemical characteristics of rocks within a given property, we construct a picture of rock layers in the area and predict possible sites of hydrocarbon accumulation. Well logs available on the properties facilitate the calculation of an estimate of initial oil or gas volume in place, while decline curves from recorded production history facilitate the calculation of remaining proved producing reserves. We will use this information to identify and value potential acquisitions and to develop a plan for developing and improving production on properties acquired. Additionally, our identification of additional opportunities to assume new positions and to utilize proprietary technologies available to the Company will be applied to evaluations of opportunities for property acquisition.

Based on management’s long time participation in the oil and gas business in Texas and the western United States, management believes there are opportunities for acquisition and development of properties that can create profitable operations. As discussed above, many of these properties are now owned by persons who lack the capital, data, technology, or other resources necessary to bring the properties back into production and to further develop recoverable hydrocarbons that remain. When we identify such a prospect, we will apply a profitability analysis and perform an extensive field study either in-house, thereafter submitting it to outside review, or commission an independent party to conduct a study, which is then reviewed by the in-house staff. The objective is to decide upon the most cost-efficient and operationally efficient way to produce the reserves remaining and recoverable on that property and determine if the Company has the resources and capabilities to do so in a profitable manner. If warranted after such analysis, we will pursue acquisition of the prospect.

Property Development

Energytec, through Comanche Well Service Corporation, operates its own properties. In looking forward to developing a successful company, Energytec plans to acquire properties for the long term. However circumstances could arise where Energytec may elect to re-balance its portfolio by selling or trading lesser producing properties in order to redeploy capital to a better opportunity in other areas of activity. We have already begun the process of evaluating existing properties as discussed below. We have determined that certain properties are not profitable and that the cost of improving such properties is prohibitive. In keeping with our plans to diversify the operations of the Company, we may also enter into agreements whereby we do not operate properties in which we hold an interest.

Other non-operating working interest owners hold working interest in oil and gas properties along with Energytec, as the operator. All working interest owners share responsibility for the payment of their proportionate share of the operating expenses of the wells, including all lease operating and production expenses. Royalty owners and over-riding royalty owners receive a percentage of gross oil and gas production revenue for a particular lease and are not responsible for the costs of operating the lease.

Since the inception of the Company, the non-operating working interest owners have not borne their proportionate share of operating expenses, which has significantly impaired the Company’s cash flow and available capital. Until April of 2006, non-operating working interest owners were paid recurring payments that were an estimate of their proportionate share of net revenues after severance taxes, lease operating expenses, and capital expenditures. These estimated payments exceeded the actual revenues due to the non-operating working interest owners. Beginning in April 2006, non-operating working interest owners have been paid based upon their proportionate share of actual revenues available for distribution. However, the prior excess payments limited the Company’s ability to develop the existing properties and have necessitated the evaluation and possible divestiture of the Company’s holdings in these properties.

As we move forward, we will no longer deplete the resources of the Company through the development of properties that will not improve operating results for the Company as well as to the non-operating working interest owners.

Our subsidiary, Comanche Well Service Corporation, owns one drilling rig and four operable well service units, as well as, rig-up trucks, water trucks, winch trucks, electrical trucks, pick-up trucks and various other items of equipment. Most of the equipment is stationed in East Texas in the area of the Talco/ Trix-Liz field and South Texas, where it is used to service Energytec’s wells. The primary benefit of having this service capability is that we are able to continuously perform work on our wells to improve and maintain production and do not have to compete with other oil and gas companies to schedule service time with third party well service companies, which can often lead to service delays that reduce production over time. However, the benefits and costs have been the subject of an analysis to determine the profitability, or lack thereof, of in-house well services. The fact that our equipment is old and requires constant maintenance significantly reduces the benefits as compared to using the equipment and services of third party vendors and contractors. The costs and benefits of continuing to provide well services on all of our properties through our subsidiary will be constantly monitored to balance the overall effect on the Company’s operating results.

Big Horn County, Wyoming Thermal Recovery Project

Energytec owns a 44% working interest in approximately 46,772 acres in Big Horn County, Wyoming in the Big Horn Basin. The Company operates the Project and drilled, completed and tested two wells for cold production in the Phosphoria limestone near the town of Greybull. Both wells were also subjected to a cyclic steam injection test through the mechanism of a huff and puff project. No commercial production was established.

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

In June 2006 the Company commenced a new effort to sell the Project and in October 2006, Energytec entered into a Purchase and Sale Agreement with Big Horn Oil LLC for the Wyoming Thermal Recovery Project. The closing was set for November 15, 2006, but the parties subsequently agreed to extend the closing to December 29, 2006. Ultimately the transaction did not close because Big Horn Oil could not obtain funding for the purchase and on April 5, 2007, Big Horn Oil notified the Company that it was discontinuing its effort to locate funding.

Energytec is actively pursuing other sources of financing for operations and project development, such as a joint venture partner with the capital and technical support capabilities to demonstrate the feasibility of recovery of the oil in place through thermal recovery techniques.

The Company is also actively considering a number of new techniques and technologies applicable to heavy oil operations and recovery, including a proprietary surfactant treatment, acoustic wave treatment and steam flooding. Some of these are being evaluated in conjunction with the Rocky Mountain Oilfield Testing Center and various universities where the Company has on-going research activities regarding this Project. These activities could aid in th sale of the Project or help the Company attract joint venture partners.

Most of the leases are Federal leases with the Bureau of Land Management. Lease expirations range from July 2008 to 2011. The Company has a range of options it is considering for the expirations in 2008 should no sale or joint venture be consummated within the next six months.

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

During the year ended December 31, 2006, the following customers accounted for greater than 10% of our oil and gas sales:

Sunoco Partners Marketing & Terminals, L.P	67%
Plains Marketing, L.P.	15%
Enbridge Pipeline, L.P.	10%

Energytec has no other relationship with any of these customers. This concentration is a matter of convenience for us rather than necessity since these customers are active buyers in the areas where our wells are located, and prices between potential customers vary little or not at all as prices are tied to the going market rate for the commodity. If Energytec lost one or more of its three largest customers, management believes Energytec could quickly replace the lost customers with other buyers paying comparable prices. Consequently, management does not believe the loss of one or more of Energytec’s major customers would have a material adverse effect on its business.

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

Governmental Regulation

General

The production and sale of oil and gas are subject to regulation by state, Federal, and local authorities. In most areas there are statutory provisions regulating the production of oil and natural gas under which administrative agencies may set allowable rates of production and promulgate rules in connection with the operation and production of such wells. They may also ascertain and determine the reasonable market demand of oil and gas, and adjust allowable rates with respect thereto.

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

A discharge of hydrocarbons or hazardous substances into the environment could subject us to substantial expense, including both the cost to comply with applicable regulations pertaining to the cleanup of releases of hazardous substances into the environment and claims by neighboring landowners and other third parties for personal injury and property damage. We do not maintain insurance for protection against certain types of environmental liabilities.

Regulatory Violations

As discussed in the Company’s annual filing with the Securities Exchange Commission on Form 10-K for the year ended December 31, 2005, Energytec engaged an independent engineering firm to conduct a study of its reserves as of December 31, 2005. Pursuant to the reserve study it was determined that 23 wells were dually completed in non-permitted separately recognized reservoirs in the Talco/Trix-Liz Field without the proper permitting and spacing required by the RRC. Additionally, commingling of production from permitted and non-permitted reservoirs resulted in the inability to assign reserves to either the permitted or non-permitted reservoirs causing the reserves to be substantially understated as of December 31, 2005. Over the past year, Energytec has been coordinating its efforts with the RRC to insure full compliance with all applicable rules and regulations of the RRC. Progress in this area is further discussed under “ITEM 2. PROPERTIES.”

New Technology Initiatives

The majority of Energytec’s wells are marginal oil wells, that is, wells that produce less than 10 barrels of oil per day. Accordingly, Energytec is active in a number of projects to review new techniques and technologies specifically applicable to these types of wells. Energytec is a member of the Stripper Well Consortium at Pennsylvania State University and supports the research of the Oklahoma Marginal Well Commission, the Interstate Oil and Gas Compact Commission and the National Stripper Well Association. As previously discussed, we intend to use these relationships to diversify our product and services and to improve results of operations.

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

The Company has not been able to meet its obligations under the agreement due to its overall financial circumstances. The Company is actively seeking a joint venture partner to aid in the development of this line of business.

Energytec is reviewing a number of other evolving techniques and technologies including sulfur mitigation and elimination, plunger lifts, sonication and acoustic wave theory as it may impact heavy oil viscosity. Where possible, Energytec offers to use its wells as test wells and its equipment in exchange for cost sharing, price reduction and licensing or distribution rights.

Employees

Energytec presently has 9 full-time executive, operational, and clerical employees. On April 10, 2007, the Company terminated approximately 20 non-essential field personnel, consisting primarily of mechanics and welders, to reduce expenses after an evaluation of the Company’s need for these services. Management believes any need for mechanics and welders not met from its current employee ranks can be obtained from outside sources. We currently employ 48 full time production employees through Comanche Well Service Corporation to maintain, drill and rework our wells. None of our employees is a member of a labor organization or is covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

Executive officers and key employees of Energytec serve at the discretion of the Board of Directors, and are generally elected annually at the first meeting of the Board of Directors following the annual meeting of shareholders. The following table sets forth the names, ages, and positions with Energytec for each of the directors executive officers and key employees:

Name	Age	Position	Since

Executive Officers

Don Lambert	61	Chief Executive Officer, President and Chief Operating Officer	Dec. 2004

Dorothea W. Krempein	46	Chief Financial Officer, Vice President of Finance and Chief Accounting Officer	Feb. 2005

Paul J. Willingham	33	Vice President, Controller	Dec. 2005

Key Employee

Cary P. Dukes	52	Vice President of Drilling and Production	Mar. 2006

Don L. Lambert. Mr. Lambert served as the assistant to the Chief Executive Officer of Energytec from January 2003 through November 2004. At that time he was elected Executive Vice President and Chief Operating Officer and served in that capacity until December 2005, when he was elected as President and Chief Operating Officer. He was appointed Chief Executive Officer effective March 18, 2006. For over one year prior September 2002, he was self-employed through American Energy Development Associates, an oil and gas consulting and financial advisory firm in Dallas, Texas.

Dorothea W. Krempein. Ms. Krempein became a Vice President and Chief Accounting Office for Energytec effective February 15, 2005. She was appointed Chief Financial Officer effective March 18, 2006. Ms. Krempein is a certified public accountant and holds a BBA degree in accounting from Texas Tech University. During the three-year period prior to February 2005, Ms. Krempein was a senior audit partner with Hutton, Patterson & Company, Certified Public Accountants, in Dallas, Texas.

Paul J. Willingham. Mr. Willingham became Controller of Energytec in February 15, 2005, and was elected Vice President effective December 22, 2005. Mr. Willingham is a certified public accountant and holds a BBA degree in accounting from Pensacola Christian College and a MBA degree in finance from Dallas Baptist University. During the three-year period prior to February 2005, Mr. Willingham was an audit partner with Hutton, Patterson & Company, Certified Public Accountants, in Dallas, Texas.

Cary P. Dukes. Mr. Dukes was employed as Energytec’s General Manager of Field Operations on January 1, 2006, and was appointed Vice President of Drilling and Production on March 18, 2006. From May 2003 through the end of 2005, Mr. Dukes worked for the engineering and consulting firm James E. Smith and Associates of Tyler, Texas, as a project engineer and senior operations specialist. Mr. Dukes retired from ChevronTexaco in April 2003, and during the two-year period prior to retirement he held various supervisory and management positions relating to drilling and production operations.

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

We also make available on our Internet web site (www.newenergytec.com) our Code of Business Conduct and Ethics, Corporate Governance Guidelines, and Audit, Compensation, Finance, and Nominating Committee Charters which have been approved by our Board of Directors. A copy of our Code of Business Conduct and Ethics is also available free of charge by writing us at: Chief Financial Officer, Energytec, Inc., 4965 Preston Park Boulevard, Suite 270E, Plano, Texas 75093.

ITEM 1A. RISK FACTORS

The events and circumstances described under “Recent Developments” in ITEM 1. BUSINESS in our Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 2005, have adversely affected Energytec’s results of operations and financial condition and have required Energytec to take a number of corrective actions that had a substantial adverse affect on Energytec’s results of operations and financial condition. It is likely that additional corrective actions may be required which could also have a substantial adverse affect on our results of operations and financial condition in the future.

Mr. Cole’s mismanagement of Energytec’s operations, violations of state regulation of our oil and gas operations, and overpayment of working interest net revenues significantly impacted results of operations, cash flow, and working capital and prevented Energytec from taking advantage of its resources and opportunities to rework its wells, maintain and increase production, and further develop the business during 2006. Energytec will continue to incur costs and use resources that could otherwise be used to rework wells and increase production to correct these problems in 2007. Consequently, the problems that current and future management have inherited from Mr. Cole’s tenure in control of Energytec will continue to be a financial detriment to the development of Energytec’s business in future periods.

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

In November 2007, the holders of 3,093,292 shares of common stock attempted to exercise “put options” at $3.75 per share, or a total of approximately $11.6 million, that Frank W Cole and his associates purportedly sold on behalf of Energytec in 2005. In February 2007, a number of the persons attempting to exercise the puts filed suit against Energytec demanding payment on the put options or return of their investment. Energtyec has filed a further lawsuit naming all persons who attempted to exercise the put options asserting the put options sold by Mr. Cole and his associates were illegal, under state corporate law, Energtyec is prohibited from making payment on the put options, and asserting claims against Mr. Cole and his associates for indemnification or contribution for any damages suffered by Energytec. An adverse result in this matter would likely have a substantial adverse effect on the financial condition of Energytec.

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

Energytec’s objective is to formulate a plan for addressing any potential private claims through an orderly and selective sale of assets and accumulation of cash flow from operations that it can use in stages to resolve the claims of private parties. There is no assurance Energytec will be successful in achieving this objective.

Estimates of oil and gas reserve are uncertain and may require future adjustment due to changes in estimates.

The process of estimating oil and gas reserves requires the application of significant judgment with regard to the evaluation of available geological, engineering and economic data for each reservoir. The process is complex and may be subject to variations depending upon the experience of reserve engineers and their interpretation of the data. Likewise, the reserve estimates may change substantially over time due to various factors including variations in production, economic feasibility based upon pricing and costs, additional development activity and the availability of enhanced recovery methods. Any such revisions to proved reserves could have a material adverse effect on our estimates of future net revenue and our financial condition and future results of operations.

Our actual drilling results are likely to differ from our estimates of proved reserves, so our future results of operations will likely be different from what we estimate, which could cause volatility in the valuation of Energytec in the public stock market.

We may experience production that is less than estimated in our reserve reports and drilling costs that are greater than estimated in our reserve reports. Such differences may be material. Estimates of our oil and natural gas reserves and the costs associated with developing these reserves may not be accurate. Our estimates of proved reserves at December 31, 2006, include proved developed non-producing reserves equal to 3.0 percent of the total. Development of our reserves may not occur as scheduled, and the actual results may not be as estimated. Drilling activity may result in downward adjustments in reserves or higher than estimated costs. Our estimates of our proved oil and natural gas reserves and the estimated future net revenues from such reserves are based upon engineering data obtained from a number of sources, the reliability of which can vary, and various assumptions pertaining to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes, and availability of funds. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering, and economic data for each reservoir. Therefore, these estimates are inherently imprecise and may be adjusted from period to period to reflect production history, results of development, prevailing oil and natural gas prices, and other factors, many of which are beyond our control. The Company reflected a revision of previous quantity estimates of approximately $18,000,000. The revision effectively reflects the reclassification of proved reserves to the unproved classification due to the regulatory issues discussed above and a reclassification of five proved undeveloped locations to unproved due to the Company’s inability to currently designate capital for the recompletion of three wells and the drilling of two additional sites. These properties will be reclassified to proved undeveloped reserves pending allocation of capital to those projects. The revision also includes an adjustment to reflect the decline in oil and gas pricing at December 31, 2006, as compared to December 31, 2005. Variances in production from estimates and adjustments to future estimates, if significant, could create volatility in the valuation of Energytec in the public market.

Our properties include a substantial number of non-producing wells, and the costs of maintaining and bringing these existing wells back into production could increase our production costs and adversely affect our results of operations.

We have 108 producing wells and 343 non-producing wells, some of which we intend to work-over and try to bring back into production. Until we can work-over the non-producing wells, we will incur maintenance and repair costs to prevent degradation in the condition of the wells and comply with applicable regulatory requirements for maintaining the wells. Our costs incurred on non-producing wells during the year ended December 31, 2006, were $1,066,740, compared to $666,626 in 2005, and we expect our costs associated with non-producing wells will continue to be substantial until we divest of unprofitable properties or complete our rework program on wells that show potential that is acceptable to the Company, which we expect will take several years. These added maintenance and repair costs increase the amount of production costs attributable to our wells and adversely affect the operating results of our wells. Some of the non-producing wells may not be brought back onto production successfully. In this case, the Company will incur costs associated with plugging and abandoning non-productive wells.

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

In order to provide for improved results of operations for the future and long-term survival of the Company, the acquisition or discovery of additional reserves is necessary.

As previously discussed, the oil and gas industry is faced with declining reserves as a natural effect of production. Existing estimated reserves and the potential for future production will decline materially through production unless the Company seeks the addition of proved reserves through acquisitions or drilling opportunities pursuant to engineering studies.

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

We spend and will continue to spend a substantial amount of capital for exploration and exploitation or development and production of oil and gas reserves. Our capital expenditures, including acquisitions but exclusive of estimated asset retirement costs, were $3,061,327 during 2006, $21,764,954 during 2005, and $6,018,254 during 2004. We have budgeted total capital expenditures in 2007, excluding property acquisitions and asset retirement costs to be approximately $5.5 million. Low oil and natural gas prices, operating difficulties or other factors, many of which are beyond our control have caused our revenues and cash flows from operating activities to continue to decrease limited our ability to successfully bring additional wells back on to production according to our operating plan. Without outside sources of capital we may be limited in our ability to fund the capital necessary to complete our capital expenditures program. After utilizing our available resources, we may be forced to seek capital through sale of assets, debt or equity financings to fund such capital expenditures. We cannot assure you that additional debt or capital from outside sources will be available or cash flows provided by operations will be sufficient to meet these requirements.

Environmental matters and governmental regulations may have a substantial impact on our operations.

Energytec’s operations are subject to numerous Federal, state and local laws and regulations controlling the discharge of material into the environment or otherwise relating to the protection of the environment. Other than the environmental remediation expense recognized during the years ended December 31, 2006 and 2005, totaling $671,576 and $2,885,242, respectively, such matters have not had a material effect on our operations to date, but future changes in such regulations or our operations could result in environmental control obligations for Energytec that could have any material effect on capital expenditures, earnings, or competitive position.

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

The Company relies on Don Lambert, Chief Executive Officer, and Dorothea Krempein, Chief Financial Officer, to perform all of the executive management and accounting supervisory functions required to keep Energytec in operation. Both the CEO and CFO have no employment contract, no material equity interest in Energytec, and no severance benefits arrangement. They have undertaken to serve at the pleasure of the Board of Directors through the next meeting of stockholders at which directors are elected. Mr. Lambert and Ms. Krempein have undertaken a difficult job under extremely difficult circumstances. Energytec believes it would be difficult, if not impossible, to recruit and retain equally competent executives without offering compensation packages that are beyond the current means of Energytec. Should any of Energytec’s executive officers elect to leave now, or even at the time of the next election of directors, then Energytec may find it extremely difficult to replace them and could experience, during any period Energytec lacks executive management, delays in operational decisions, difficulty in retaining other officers and managers, and related issues.

ITEM 2. PROPERTIES

Oil and Gas Properties

Our various oil and gas properties are described below. The following table presents the average monthly oil and gas production rates based upon Energytec’s net interest in each of these properties:

Field	Oil (Bbl)	Gas (Mcf)
Como Field	4,950.37	—
Talco/ Trix-Liz Field	211.98	—
Sulphur Bluff Field	177.10	—
Redwater Field	344.22	4,153.07
Hutt Field	129.27	—
Luling Field	103.58	—
Milam Field	31.90	—
Kilgore Field	703.51	83.79

In the following property discussions we refer to budgeted costs for 2007. Those budgeted costs were determined based upon historical costs, current levels of payroll and related expenses, current pricing for casing, tubing, fuel, diesel, chemicals, and other production costs, and anticipated increases in pricing. Projected revenues are based upon current average pricing for oil and gas less severance taxes calculated at 5%. Production rates referred to are at current rates as of this filing. All discussions are based upon the 8/8 interest rather than interest net to the Company.

Como Field. The Como Field is located in Hopkins and Wood counties near the town of Quitman, Texas, about 160 miles northeast of Dallas, Texas on 1,350 lease acres. The wells produce from the Eagleford and Sub-Clarksville sands at depths ranging from 4,000 to 4,200 feet. At present, 22 of the wells are on production. Energytec believes approximately 10 of the remaining wells can be reworked with the remaining 26 wells to be evaluated. Our ownership interest in the Como field, including undeveloped acreage and non-producing wells, averages 75% across the field. We hold a 100% working interest in all wells in the Como Field. Production from the Como Field is currently approximately 225 BOPD. The budgeted overhead for 2007 totals approximately $1,000,000. In order to maintain the current level of production, we have budgeted lease operating expenses and capital expenditures for 2007 totaling approximately $1,500,000. Upon evaluation of the wells that are currently not producing, we have determined that we can increase production by approximately 125 BOPD by expending incremental costs totaling approximately $400,000.

As funds become available, the Como Field will have the highest priority because the greatest return on capital can be achieved by investing the funds into this Field. The Company’s working interest is 100% and net revenues generated through improvements in this field can be utilized totally to the benefit of the Company and its results of operations.

Talco/ Trix-Liz Field and Sulphur Bluff Field. The Talco and Trix-Liz Fields are located in Titus County, Texas, near the town of Talco, about 135 miles northeast of Dallas on 2,252 lease acres. The wells in this field produce from the Woodbine Sands at depths ranging from 3,200 to 3,900 feet and from the Paluxy Sands at a depth of about 4,300 feet. Both the Woodbine Sands and Paluxy Sands are characterized by active water drives and reservoirs. The wells in this field are older wells that were shut down and most of the well equipment removed when the price of oil declined to less than $8.00 per barrel in the mid 1990s. At present 24 of the wells in this field are back in production. Energytec believes approximately 35 of the remaining wells can be reworked successfully and the remaining 60 wells will continue to be evaluated. We drilled 19 development wells during the year ended December 31, 2005. However, these wells were later compromised by regulatory action in that they were illegally dually completed. Our ownership interest, including undeveloped acreage and non-producing wells in the Talco/ Trix-Liz field averages approximately 50% across the field.

The Sulphur Bluff Field is located in Hopkins County, Texas, three miles south of the town of Sulphur Bluff and approximately half way between Dallas and Texarkana. This field is managed from the district offices in Talco, Texas. Energytec owns the majority (878 lease acres or approximately 80 percent) of this Field, which was discovered in 1925. The 26 wells in this field produce from the Paluxy formation, which is an active water driven reservoir. Three wells are currently producing. Five are injection wells, and the remaining wells are under evaluation for production capability in the future. Our ownership interest, including undeveloped acreage and non-producing wells in the Sulphur Bluff field wells averages 70% across the field. One development well was drilled during the year ended December 31, 2005.

Our average working interest ownership in wells in these fields is approximately 41%. Current production from the wells in these fields is approximately 94 BOPD. We have budged overhead of approximately $780,000 for 2007, with an additional budget of approximately $1,900,000 for lease operating expenses and capital expenditures necessary to maintain current production. We do not believe revenue from production at current levels will cover the costs of production. Further, we believe the wells in these fields will require an extensive amount of remediation to achieve additional production. Based upon an evaluation of the potential for increased production, we estimate that incremental production of approximately 300 BOPD could be added by expending approximately $3,600,000. The incremental production would result in additional gross revenue, but overall, we believe these fields will operate at a deficit during 2007. The budgeted costs to maintain the current production as well as the incremental costs represent the costs for 100% of the working interest. As mentioned above, non-operating working interest owners have not traditionally borne their share of the costs. At the present time, gross revenues from incremental production would not be sufficient to recapture the incremental costs and the Company does not have capital available to incur operational and remedial expenses without contribution from non-working interest owners.

We believe that the Talco and Trix-Liz Fields have potential for future development in deeper zones and through the use of enhanced recovery methods. We do not believe that divestiture of this field should be considered at this time. However, we will present non-operating working interest owners with AFEs and capital calls in order to fund the current operating costs and any incremental costs to be incurred.

Redwater Properties and Redwater Gas Pipeline. The Redwater properties consist of mineral leases covering 3,778 acres in Bowie, Cass, and Rains counties in northeast Texas approximately 20 miles from Texarkana and 140 miles northeast of Dallas. There are a total of 12 wells with 6 currently in production, one saltwater disposal well, and 5 being evaluated for production. Most of the production is gas production with high sulfur content from the Smackover formation. There are three wells producing primarily oil with some associated gas production. Our ownership interest, including undeveloped acreage and non-producing wells in the Redwater properties averages 50% across the field. Our working interest ownership averages 57%.

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

Current production from the Redwater properties totals approximately 77 BOPD and 519 mcf/d. The 2007 budget for overhead and operating expenses totals $425,000 and $1,200,000, respectively. With additional capital expenditures totaling approximately $475,000, incremental production of 45 BOPD and 475 mcf/d could be achieved, which we believe would result in some, but not significant, net production revenue. As discussed above, the non-operating working interest owners have not historically contributed any further funds for lease operating expenses or capital expenditures, so committing its resources to Redwater will be a low priority for Energytec in 2007.

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

Due to the high sulfur content in the gas produced from the Redwater properties, these properties have a higher cost of production and present a higher risk with regard to potential environmental liabilities. In addition, the pipeline traverses several populated areas and a number of the wells are also located in populated areas. At the present time, the Company does not have the capital necessary to maintain the pipeline and currently producing wells in a manner that would significantly reduce the risks associated with these properties and, incremental net revenues that could be achieved are not sufficient to supplement any available capital towards this end. Due to these circumstances, we have identified the Redwater properties and Redwater pipeline as assets eligible for divestiture. The Redwater properties are being actively marketed for sale and we have begun the process of gathering information for potential interested parties.

Kilgore Field. Energytec leases approximately 14 acres near Kilgore, Texas, for use as a central office for the leases and operations in the East Texas Field. Energytec has an office building, a shop facility and a storage yard for its equipment and supplies. The annual rental for this facility is approximately $10,000 plus utilities. The rentals are paid one year in advance and renewed year to year. During 2006, the Company sold wells in the Kilgore Field for $200,000. We have also identified the remaining wells in the field as available for sale and have recognized a loss contingency upon disposition of these wells in the accompanying audited financial statements for the year ended December 31, 2006. We have 94 remaining wells on 1,027 lease acres, of which 45 are producing in the East Texas Field. Energytec holds working interests averaging 44% across the field.

Oil production is from the Woodbine formation at about 3,500 feet in depth. The Woodbine is a sandstone with an active water drive. While many wells in the East Texas Field have ceased production due to water encroachment, we have studied the movement of the water in the field and have concluded that its wells are in the eastern portion of the field and will be among the very last wells that will be subject to this encroachment. The Bureau of Economic Geology at the University of Texas has estimated that over 660 million barrels of oil remain in the field and can be subjected to recovery by the use of new technologies and operations now available in the industry. The current production from the field averages 75BOPD. The 2007 overhead and operating budget to maintain current production totals approximately $1,700,000. Incremental operating and capital expenditures of approximately $355,000 would result in additional production of 48 BOPD, equating to gross revenues of approximately $670,000. Even with incremental production, the field would likely continue to operate at a deficit, so Energytec will look for opportunities to divest itself of this field.

South Texas Field. The South Texas Field consists of three properties as follows:

Hutt Field Property. Energytec holds working interests, averaging 15% across the field, in 13 oil wells and two water injection wells in Atascosa and McMullen Counties, Texas. These wells are located on 1053 acres, 17 miles south of the town of Jourdanton and about 65 miles southwest of San Antonio. Five of the wells are producing and eight are being evaluated for production. These wells produce from the Wilcox Formation at a depth of about 5,400 feet. An active water drive that forces oil to migrate and reservoirs where the oil accumulates are characteristics of this type of formation.

Milam Field. Energytec owns a two acre tract in the town of Rockdale, Texas which is approximately 60 miles northeast of Austin. On this tract, Energytec has a shop facility and a storage yard for its equipment, and there is also a producing well on the same tract. This location provides support services for our operations in Milam County and Burleson County. Energytec owns leases containing 34 wells, of which 3 are producing, on 622 lease acres, and holds working interests averaging 50% across the field. The wells produce from the Olmos formation, a prolific formation throughout Central and South Texas.

Luling Field. Energytec rents a 4 acre tract in Luling, Texas which is approximately 60 miles east of San Antonio. The tract has a shop facility and a storage yard. This facility provides support for Energytec’s leases in Caldwell and Guadalupe Counties. A total of 91 wells, none of which are producing, are located on 469 lease acres. These wells were drilled in the Austin Chalk where the majority of the estimated original oil in place still remains.

The South Texas Field currently achieves production totaling approximately 30 BOPD with an operating and overhead budget of approximately $600,000. Through the expenditure of incremental costs of approximately $120,000, the field could achieve additional production of approximately 50 BOPD, which we believe could result in net production revenue. However, the Company’s working interest ownership in this field is minimal and as with the other fields discussed above, the non-operating working interest owners have not contributed to the lease operating expenses or capital expenditure budget. Incremental revenue to the Company derived from this field would not be significant and would not justify the application of available capital that could result in a faster return on investment if invested in other fields or other opportunities available to the Company. For this reason, these properties are also being actively marketed for sale.

Big Horn Field. Energytec owns a 44% working interest in approximately 46,772 acres in Big Horn County, Wyoming in the Big Horn Basin. The Company operates the Project and drilled, completed and tested two wells for cold production in the Phosphoria limestone near the town of Greybull. Both wells were also subjected to a cyclic steam injection test through the mechanism of a huff and puff project. No commercial production was established.

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

In June 2006 the Company commenced a new effort to sell the Project and in October 2006, Energytec entered into a Purchase and Sale Agreement with Big Horn Oil LLC for the Wyoming Thermal Recovery Project. The closing was set for November 15, 2006, but the parties subsequently agreed to extend the closing to December 29, 2006. Ultimately the transaction did not close because Big Horn Oil could not obtain funding for the purchase, and on April 5, 2007, Big Horn Oil notified the Company that it was discontinuing its effort to locate funding.

Energytec is actively pursuing other sources of financing for operations and project development, such as a joint venture partner with the capital and technical support capabilities to demonstrate the feasibility of recovery of the oil in place through thermal recovery techniques.

The Company is also actively considering a number of new techniques and technologies applicable to heavy oil operations and recovery, including a proprietary surfactant treatment, acoustic wave treatment and steam flooding. Some of these are being evaluated in conjunction with the Rocky Mountain Oilfield Testing Center and various universities where the Company has on-going research activities regarding this Project. These activities could aid in the sale of the Project or help the Company attract joint venture partners.

Most of the leases are Federal leases with the Bureau of Land Management. Lease expirations range from July 2008 to 2011. The Company has a range of options it is considering for the expirations in 2008 should no sale or joint venture be consummated within the next six months.

Oil and Gas Ownership and Net Interest Amounts

The following table sets forth the oil and gas produced from the net interest in producing properties owned by Energytec for the 12-month periods ended December 31, 2006, 2005, and 2004.

	Year Ended December 31
	2006	2005	2004
Oil Sales, Barrels	80,318	37,935	24,615
Gas Sales, MCF	50,842	64,767	103,052
Average Sales Price ($/Bbl)	$52.16	$49.38	$38.13
Average Sales Price ($/Mcf)	$3.75	$4.12	$4.11
Producing Costs ($/Bbl)	$12.56	$13.51	$15.49

For the year ended December 31, 2004, Enbridge Pipeline, L.P., Berry Petroleum, Flint Hills Resources, L.P., and Plains Marketing, L.P. accounted for 42%, 25%, 12% and 12%, respectively, of the Company’s oil and gas sales, respectively. For the year ended December 31, 2005, Black Hills Energy, Inc., Plains Marketing, L.P., Enbridge Pipeline, L.P., and Berry Petroleum accounted for 30%, 26%, 22%, and 11% of the Company’s oil and gas sales, respectively. For the year ended December 31, 2006, Sunoco Partners Marketing & Terminals, L.P., Plains Marketing, L.P., and Enbridge Pipeline, L.P. accounted for 67%, 15%, and 10% of the Company’s oil and gas sales, respectively.

The following tables show Energytec’s ownership in producing, non-producing, development, and exploratory wells at December 31, 2006. During the three-year period ended December 31, 2006, Energytec did not drill any dry or non-productive development or exploratory wells. A dry well is an exploratory or a development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

	Energytec’s Ownership in Wells at December 31, 2006
	Producing				Non-Producing
	Oil		Gas		Oil		Gas
Location	Gross (1)	Net (2)	Gross (1)	Net (2)	Gross (1)	Net (2)	Gross (1)	Net (2)
Como Field	22	22	—	—	36	36	—	—
Talco/Trix-Liz and Sulphur Bluff Field	27	14	—	—	118	64	—	—
Redwater Properties	3	1	3	1	1	—	4	2
South Texas Fields (Hutt, Milam, Luling Properties	8	2	—	—	133	89	—	—
Kilgore Field	45	20	—	—	49	22	—	—
Big Horn Field	—	—	—	—	2	1	—	—

Total	105	59	3	1	339	212	4	2

2006
	Development Wells		Exploratory Wells
Location	Gross (1)	Net (2)	Gross (1)	Net (2)
Como Field	—	—
Talco/Trix-Liz Field	3	1	—	—
Sulphur Bluff Field	2	—	—	—
Redwater Properties	—	—	—	—
Hutt Field Properties	—	—	—	—
Milam Field	—	—	—	—
Luling Field	—	—	—	—
Kilgore Field	—	—	—	—
Big Horn Field	—	—	—	—

Total	5	1	—	—

2005
	Development Wells		Exploratory Wells
Location	Gross (1)	Net (2)	Gross (1)	Net (2)
Como Field	—	—	—	—
Talco/Trix-Liz Field	19	4	—	—
Sulphur Bluff Field	1	—	—	—
Redwater Properties	—	—	—	—
Hutt Field Properties	—	—	—	—
Milam Field	—	—	—	—
Luling Field	—	—	—	—
Kilgore Field	—	—	—	—
Big Horn Field	—	—	—	—

Total	20	4	—	—

(1)	Gross wells are the total number of wells in which Energytec owns a working interest.

(2)	“Net wells” is computed by multiplying the number of gross wells by Energytec’s working interest in the gross wells.

The following table shows the gross and net developed and undeveloped acreage held by Energytec at December 31, 2006. Net acres are gross acres adjusted by the percentage of interest in the property.

	Acreage Held by Energytec at December 31, 2006
	Developed Acres		Undeveloped Acres
Location	Gross	Net	Gross	Net
Como Field	1,350	999	—	—
Talco/Trix-Liz Field	2,252	1,126
Sulphur Bluff Field	878	615	—	—
Redwater Properties	3,778	1,889	2,500	875
Hutt Field Properties	1,053	158	—	—
Milam Field	622	311	—	—
Luling Field	469	422	—	—
Kilgore Field	1,027	513	—	—
Big Horn Field	—	—	46,772	20,500

Total	11,429	6,033	49,272	21,375

Oil and Gas Estimates and Producing Activity

The following table sets forth information as to the net proved and proved developed reserves as of December 31, 2006. “Proved reserves” are estimated quantities of crude oil, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. “Proved developed reserves” are those reserves that are expected to be recovered through existing wells with existing equipment and operating methods. “Proved undeveloped reserves” are those reserves that are expected to be recovered from new wells on un-drilled acreage or from existing wells where a relatively major expenditure is required for re-completion.

The following table also shows present value of the reserves as of December 31, 2006, (based on an annual discount rate of 10 percent) of the estimated future net revenues from the production and sales of the reserves. The future prices received on sales of production from the properties may be higher or lower than the prices used in calculating the estimates of future net revenues, and the operating costs and other costs relating to such production may also increase or decrease from existing levels.

December 31, 2006
Total Proved Reserves:
Oil, condensate and natural gas liquids (Bbls)	943,497
Natural gas (Mcf)	356,075
Total Proved Developed Reserves:
Oil, condensate and natural gas liquids (Bbls)	915,152
Natural gas (Mcf)	356,075

December 31, 2006
Future cash flows	$40,566,986
Future production costs	18,882,943
Future development costs	90,600
Future asset retirement costs	3,458,000
Future income tax expense	6,347,405

Future net cash flows	11,788,038
10% annual discount	2,821,963

Standardized measure of discounted future net cash flows related to proved oil and gas reserves	$8,966,075

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

These estimates are furnished and calculated in accordance with requirements of the Financial Accounting Standards Board and the Securities and Exchange Commission. Actual results may vary substantially. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and the timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth herein only represents estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment and the existence of development plans. Results of drilling, testing and production subsequent to the date of an estimate may justify a revision of such estimate. Accordingly, reserve estimates are generally different from the quantities of oil and gas that are ultimately produced. Further, the estimated future net revenues from proved reserves and the present value thereof are based upon certain assumptions, including geological success, prices, future production levels, operating costs, development costs and income taxes that may not prove to be correct. Predictions about prices and future production levels are subject to great uncertainty, and the meaningfulness of these estimates depends on the accuracy of the assumptions upon which they are based

Reserve estimates are presented in the Supplementary Information Regarding Oil and Gas Production Activities accompanying the financial statements included herein. Reserve estimates for 2006 and 2005, were prepared by an independent engineering firm. Reserve estimates for 2004 were generated internally by Energytec.

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

Nevertheless, there is always a risk that title to the properties may be defective, and, as a result, we could lose our right to explore on them. As is customary in the oil and gas industry, we will continue to rely on preliminary title investigation done at the time we acquire an interest in a property. If the title to the prospects should prove to be defective, we could lose the costs of acquisition, or incur substantial costs for curative title work.

Redwater Pipeline

Energytec owns a tract of approximately 10 acres in Redwater, Texas, which is located 20 miles southeast of Texarkana. We maintain an office building, shop facility and storage yard at the site. This location provides support services to the 12 wells and the 63 mile pipeline acquired in December 2002. Approximately 50 miles of the line is 6 inch and the balance is 4 inch, all of which currently transports gas for the benefit of Energytec. Six of the wells are producing, and 5 of the wells are shut-in awaiting remedial or other work. One well is a saltwater disposal well.

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

Offices

On November 27, 2006, the Company entered into an agreement to lease office facilities in Plano, Texas leased under a sixty-four month operating lease agreement. Energytec moved into the new space on February 15, 2007. The lease agreement provides for a free rental period through June 15, 2007. The agreement expires June 20, 2012, and provides for base monthly rental payments of $7,183 for the first 24 months of the agreement, $7,250 for the following 24 months, and $7,517 for the final 16 months of the lease. The offices are located at 4965 Preston Park Boulevard, Suite 270E, Plano, Texas, 75093.

ITEM 3. LEGAL PROCEEDINGS

Energytec is a party to the following legal proceedings.

Energytec, Inc., v. Frank W Cole, et al., U.S. District Court, Northern District of Texas, Case No. 3-06 CV-871-L (Consolidated with Case No. 3-06CV0933-G).

This lawsuit filed by Energytec is against Frank W Cole, a former officer and director, Josephine Jackson, a former officer and employee, Phillip M. Proctor, a registered broker, and G. Norman Munro, Raymond J. Vula, John J. Petito, Melvin R. Seligsohn, Sam Miller and Corrine I. Wesloh, who are all unregistered brokers. In the complaint Energytec alleges defendants engaged in activities that violated the anti-fraud prohibitions set forth in Section 10(b) of the Securities Exchange Act of 1934 and applicable state securities laws, and perpetrated common law fraud. Energytec also claims that Frank W Cole and Josephine Jackson engaged in conduct that violated their respective fiduciary and other duties to Energytec, and disclosure rules, internal control requirements, and certification requirements under the Securities Exchange Act of 1934. In addition, Energytec claims the broker defendants received payment of commissions in violation of Section 15(a) of the Securities Exchange Act of 1934 and/or applicable state statutes, or did not disclose the commission arrangement to the brokerage firm with which they were affiliated and engaged in selling away, which is a violation of NASD regulations.

This case is a consolidation by order of the court issued in August 2006 of complaints filed in May 2006. In August 2006 the court also issued an order permitting Energytec to file an amended consolidated complaint to resolve motions previously filed by defendants to dismiss the claims against them for failure to state sufficient facts to support a cause of action. Since filing the amended consolidated compliant, certain defendants filed a motion asking the court to reconsider its order allowing the filing of the amended consolidated complaint, which the court rejected. One defendant answered the complaint denying the substantive allegations. All of the remaining defendants refiled motions in August and September 2006, to dismiss the claims against them for failure to state sufficient facts to support a cause of action, and Energytec responded to these motions in October 2006. The court ruled on Defendant Munro’s motions dismissing the claim under Section 10(b) of the Securities Exchange Act, but allowing the other claims, including the claim of fraud under state law, to go forward. To date the court has not ruled on the remaining pending motions.

Frank W Cole and Josephine Jackson, v. Energytec, Inc., et al., District Court of Dallas County, Texas, Case No.06-06216.

On or about June 29, 2006, Frank W Cole and Josephine Jackson filed the above-referenced lawsuit on behalf of themselves and the other Energytec shareholders alleging Energytec and its officers and directors acted improperly in removing them from office and have since acted improperly in the management of Energytec, misappropriated corporate assets, and breached their respective fiduciary duties to Energytec. In August 2006 John E. Wasson filed a petition to intervene in the case as an additional plaintiff. In July 2006, Energytec and the other defendants filed a motion to stay further proceedings in the state court case pending resolution of the proceedings in Federal court brought by Energytec as described above. At the end of August 2006, the Texas state court issued an order staying further proceedings in the state court case pending resolution of the proceedings in Federal court. In October 2006, Mr. Cole, Ms. Jackson and Mr. Wasson filed a petition for a writ of mandamus with the Fifth District Court of Appeals of the State of Texas seeking to have the order granting the stay vacated, which was subsequently denied by the appeals court. In December 2006, the plaintiffs filed the petition for writ of mandamus with the Texas Supreme Court, and the court requested a response from the defendants on the petition, which was filed in early March 2007. We cannot predict at this time when the Texas Supreme Court will rule on the pending petition.

Energytec, Inc. and Comanche Well Service Corp., v. Calvin Bass and Jerry Bass, District Court of Titus County, Texas, Case No. 32228.

On or about June 1, 2006, Energytec filed the above-referenced lawsuit alleging the defendants engaged in a regular pattern of theft and conversion of Company property and resources, falsification of Company records, and breach of duties as employees to Energytec, all in violation of Texas law. Defendants filed an answer to the complaint on June 26, 2006, alleging certain deficiencies in the pleading and requesting an order requiring amendment, denying the substantive allegations asserted by Energytec, and asserting counterclaims for additional compensation from Energytec and claiming Energytec, through its agents, slandered the defendants. Energytec filed a response denying the substantive allegations of the counterclaims. No trial date has been set and the parties are now pursuing discovery. Energytec cannot predict the potential outcome of this litigation.

John J. Petito, v. Eric A. Brewster, et al., U.S. District Court, Eastern District of New York, Case No. CV-06 2536.

John J. Petito, one of the defendants in the action, Energytec, Inc., v. Frank W Cole, et al., described above, filed this lawsuit on May 23, 2006. The lawsuit is against 17 defendants, including Energytec, each of the directors and officers of Energytec (except for Frank W Cole), certain employees of Energytec, a former director, and certain attorneys and law firms representing Energytec. The complaint alleges that the directors and officers of Energytec conspired to drive down the price of Energytec’s common stock as part of a plan to take over control of Energytec, and used Energytec to wrongfully take money from investors and deprive them of the benefit of their investment in oil and gas working interests. The complaint seeks compensatory damages of $1 billion and punitive damages of $2.5 billion. Energytec intends to vigorously defend the lawsuit and is of the view that the lawsuit was filed in retaliation for the lawsuit it filed against Mr. Petito. Mr. Petito’s prayer for damages is, in Energytec’s opinion, unrealistic and devoid of merit, and the likelihood that he will recover these amounts is remote. Energytec and the other defendants have filed different motions to dismiss the complaint on a variety of grounds. Energytec’s motion to dismiss alleges the complaint fails to state a cause of action on which relief can be granted. We cannot predict at this time when the court will rule on any of the pending motions to dismiss.

Redwaterpet Oil & Gas Royal Family Oil Delectation LLC v. Energytec, Inc., District Court of Dallas County, Texas, Case No. DC 06-011021-A.

On October 31, 2006, Energytec was served with the above-referenced complaint filed by a New York limited liability company of which John J. Petito is the managing member. Mr. Petito is involved in other legal proceedings with Energytec as described herein. The complaint alleges that in June 2005, Redwaterpet and Energytec entered into a purchase agreement under which Redwaterpet agreed to purchase for $8,000,000 a 100% working interest less a 35% net profits overriding royalty interest in certain oil and gas properties in Energytec’s Sulphur Bluff and Redwater properties in Texas. Redwaterpet claims Energytec breached the agreement by failing to complete assignment of the interests acquired, failing to complete drilling and development work, and failing to account to Redwaterpet for the operation of the properties. Redwaterpet seeks specific performance of the agreement with respect to assignment of the interests allegedly acquired and development of the properties, compensation for lost contractual profits, and an accounting for revenues and expenses for the properties. In December 2006, Energytec filed an answer denying the allegations of the complaint. In March 2007, Energytec filed an amended answer and counterclaim against Redwaterpet asserting in the alternative that the original purchase contract was modified and Energytec has complied with its obligations, the alleged contract is impossible to perform as demanded by Redwaterpet, Energytec is not obligated to provide further performance on the alleged contract because of illegal commissions and payments received by John J. Petito and another individual, because Frank W Cole and other parties are responsible for any damages allegedly suffered by Redwaterpet, and because Redwaterpet is obligated as the working interest owner to pay drilling and development costs to Energytec. At the time Energytec filed the amended answer, it also filed a third party complaint against Frank W Cole (individually and d/b/a/ Frank W Cole Engineering) and John J. Petito alleging that Cole and Petito conspired in a scheme to package and unlawfully sell certain interests in the Sulphur Bluff and Redwater properties to the members of Redwaterpet and that these persons are liable for any costs or damages that Energytec may suffer as a result of the Redwaterpet transaction. Mr. Cole has answered the third-party complaint denying the allegations, and we have yet to receive a response to the counterclaims and third-party complaint from the other third-party defendants.The parties are now engaged in discovery and an initial trial date has been set for October 29, 2007. We cannot predict when this matter may be resolved or what the potential outcome may be.

Oil Is Fab & We Are Glad LLC, et al., v. Energytec, Inc., District Court of Collin County, Texas, Case No. 296-00397-07.

On February 7, 2007, Oil Is Fab & We Are Glad LLC, a New York limited liability company of which we believe Amanda Petito (the spouse of John J. Petito) is a managing member, and other individual plaintiffs filed the above-referenced complaint (which was subsequently amended to remove certain plaintiffs from the complaint) against Energytec. In the complaint plaintiffs allege that they purchased common stock from Energytec in November 2005 at a price of $2.75 per share, at the time of purchase they were granted a contractual right to put the shares back to Energytec at a price of $3.75 per share in November 2006, they have exercised the put option, and they have not been paid the put price for the common stock in the amount of $5,799,015. On the basis of these allegations, plaintiffs claim Energytec has breached the put option contract and demand payment of $5,799,015. Alternatively, plaintiffs claim that at the time the stock was sold in 2005, Energytec made negligent misrepresentations with respect to payment of the put options and were damaged in the amount $4,252,611, which is the amount they paid for the common stock. In early March 2007, Energytec filed an answer to the complaint denying the substantive allegations and asserting that payment of the put options would be a violation of Nevada corporate law, that Frank W Cole acted without authority and in violation of law when he made the alleged put option agreements so they are void, and that unlawful commission and other payments made in connection with the sale of the shares of common stock render the alleged put option agreement unenforceable. The original plaintiffs in the lawsuit are not the only persons who allegedly acquired common stock and a put option in 2005. In total, approximately 69persons (including plaintiffs) allegedly purchased a total of 3,098,843 common shares with a contractual right to put the shares back to Energytec at a price of $3.75 per share, who tendered the shares to Energytec in November 2006 in an attempt to exercise the put option. In order to avoid disparate treatment between purchasers of the shares who are plaintiffs in the lawsuit and those who are not and to advance Energytec’s claims raised in the answer to the lawsuit, Energtec filed a third party complaint in early April 2007 seeking a declaration that the put option contracts are unenforceable and that Frank W Cole and the individuals who received unlawful commissions and payments in connection with the sale of the common shares are liable for any damages Energytec may suffer as a result of their illegal conduct. No initial trial date has been set, and we cannot predict when this matter may be resolved or what the potential outcome may be.

Potential for Additional Claims

As a result of transactions, filings, and other events that occurred as a result of the action of Frank W Cole with the participation of his assistant and others, there is a possibility additional claims could be brought against Energytec by persons who purchased oil and gas working interests from Energytec and/or Energytec common stock alleging breach of contract, violations of the registration requirements of the Securities Act of 1933 and applicable state statutes, and/or violations of the anti-fraud provisions of Federal and state securities laws and common law fraud. Any such additional claims that are directed at Energytec could also be directed at the persons who served as officers and directors during Frank Cole’s tenure as chief executive officer based on allegations that they knew or should have known of the problems and misconduct and are either equally culpable with Mr. Cole or failed to discharge their duties to Energytec and its shareholders. Should litigation arise under the circumstances described above, it would likely add significantly to the financial burden of Energytec, not to mention the time and resources management may need to devote to litigation matters that will distract it from pursuing the business of Energytec.

Other Matters

Energytec is the subject of certain other legal matters, which it considers incidental to its business activities. It is the opinion of management that the ultimate disposition of these other matters will not have a material impact on the financial position, liquidity, or results of operations of Energytec.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

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

Calendar Quarter Ended	High Bid ($)	Low Bid ($)
March 31, 2005	3.53	2.18
June 30, 2005	3.51	2.66
September 30, 2005	4.03	3.00
December 31, 2005	3.90	2.40
March 31, 2006	2.86	0.37
June 30, 2006	1.00	0.30
September 30, 2006	0.53	0.31
December 31, 2006	0.40	0.19
March 31, 2007	0.26	0.08

On October 7, 2005, Energytec declared a seven percent stock dividend paid on October 31, 2005, to holders of record as of October 21, 2005. There were no stock dividends in 2006.

On March 31, there were approximately 751 holders of record of our common stock. At December 31, 2006, Energytec had 69,777,125 shares of its common stock issued and outstanding.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (ex- cluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	0
Equity compensation plans not approved by security holders (1)	—	—	73,333

Total	—	—	73,333

(1)	Pursuant to a plan adopted in March 2005, Energytec issued restricted stock awards denominated in its common stock. These shares were issued to various employees and to Mr. Lambert. The number of shares issued to Mr. Lambert was 200,000. The restricted stock is entitled to participate in any Energytec distribution to its stockholders. The restricted stock will vest in equal annual portions in January 2006, 2007, and 2008. Vesting of each annual installment is conditioned on continued employment. The restricted stock will also vest immediately upon death or disability of the holder or the sale of greater than sixty percent of Energytec’s assets (excluding the Wyoming assets).

ITEM 6. SELECTED FINANCIAL DATA

Selected Financial Data

The following tables set forth selected financial data for each of the years in the five-year period ended December 31, 2006. The consolidated statement of operations data and balance sheet data are derived from the audited Consolidated Financial Statements of Energytec. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this report.

Consolidated Statement of Operations Data:

	Year Ended December 31,
	2006	2005	2004	2003	2002
Net revenues	$10,071,307	$15,643,042	$14,313,410	$5,304,109	$2,407,934
Gross profit	$241,484	$103,331	$653,853	$386,308	$59,178
Net income (loss)	$(10,761,082)	$(403,574)	$5,304,028	$1,800,078	$921,519
Net income (loss) per share:
Basic	$(0.15)	$(0.01)	$.09	$.03	$.02
Diluted	$(0.15)	$(0.01)	$.09	$.03	$.02

Consolidated Balance Sheet Data:

	December 31,
	2006	2005	2004	2003	2002
Total assets	$42,282,821	$51,684,742	$28,610,040	$12,677,619	$7,732,783
Long-term obligations net of current maturities and asset retirement obligation	$3,633,072	$2,401,289	$2,334,581	$2,477,744	$2,102,749
Cash dividends per common share	$0	$0	$0	$0	$0

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our financial position and results of operations for each of the years required for the period ended December 31, 2006. You should refer to ITEM 2. PROPERTIES in conjunction with the following discussion as well as our consolidated financial statements and notes thereto at ITEM 8.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has ongoing litigation and potential rescission liabilities. At December 31, 2006, current liabilities exceeded current assets by approximately $9,000,000 and the loss for the year ended December 31, 2006, was in excess of $10,000,000.

Regulatory problems with the RRC in 2005 significantly and adversely impacted production and results of operations into 2006 and the foreseeable future. In addition, Energytec has incurred otherwise unanticipated costs and will continue to incur such costs as it rectifies the regulatory problems and attempts to bring its properties back into compliance and onto production. As a result of the regulatory problems in 2005 and improper reserve estimates in 2004 and 2003, our reserves required substantial revisions, and Energytec has continued to incur considerable expense, time and effort correcting the various reports.

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

The Company does not currently have cash reserves sufficient to meet its capital and operational expenditure budget of approximately $17,000,000 for the remainder of 2007 and to fund potential liabilities arising from litigation against Energytec. Additionally, due to the regulatory violations as described in Note 3 to our consolidated financial statements at ITEM 8, production has been severed on specific leases and the Company has incurred significant costs associated with bringing wells on these leases back into compliance in order to resume production. This has severely impacted the Company’s cash flow, resulting in the accumulation in 2006 of past due vendor payables of approximately $2,400,000. The Company also expects general working capital needs to total approximately $3,000,000 through the remainder of 2007.

In light of the Company’s current cash position, the reduction in revenue due to severed leases, and the uncertainties related to potential litigation and resulting liability, if any, there is substantial doubt about the Company’s ability to continue as a going concern. In the opinion of management, approximately $22,400,000 will be required during the year 2007 to fund continuing operations. The funds necessary may be reduced by the disposition of unprofitable leases. Management believes that as much as $2,200,000 may be eliminated from the 2007 budget through the disposition of such leases by the end of the second quarter of 2007, with additional savings of approximately $1,300,000 possible by the beginning of the third quarter of 2007. Management intends to focus operational and capital expenditures in areas that would result in achievement of immediate revenue and improved cash flow to the Company. By doing so, the capital and operational budget may be reduced by an additional $3,600,000. Funds to meet the remaining capital and operational expenditure budget and satisfy vendors, totaling approximately $15,300,000 are expected to be derived from operations, sale of surplus equipment and unprofitable leases, joint venture and partner financing, and debt lending or mezzanine financing (in support of drilling opportunities). Despite these alternatives, there can be no assurance that management’s efforts to achieve the foregoing objectives and adequately provide for the contingencies will be successful.

The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Executive Overview

Energytec was formed for the purpose of engaging in oil and gas producing activities through the acquisition of oil and gas properties that have previously been the object of exploration or producing activity, but which are no longer producing or operating due to abandonment or neglect. The traditional focus of the Company has been the production of remaining recoverable hydrocarbons that can be developed through conventional and non-conventional improvement methods and production enhancement techniques.

We own working interests in 60,701 acres of oil and gas leases in Texas and Wyoming that now include 108 gross producing wells and 343 gross non-producing wells. Our wholly owned subsidiary, Comanche Well Service Corporation became the operator of all properties owned by Energytec on April 1, 2006, by posting a cash bond of $250,000 with the Texas Railroad Commission. During 2006 we reviewed approximately 100 of the existing non-operational wells, evaluating the potential for placing those back on production. Options considered included joint ventures, farm-outs, or other partnering arrangements. Through this analysis process we have determined that any incremental production that could be realized from certain unprofitable fields and problematic wells may not justify the expenditures that would be necessary to realize such production. We intend to continue the evaluation of fields and wells that show the potential for profitability through enhanced recovery methods and to evaluate opportunities beyond those associated with current oil and gas properties held by the Company.

We also own a gas pipeline of approximately 63 miles in Texas, which contributed $58,835 of net revenue during the year ended December 31, 2006 and $134,046 and $181,386 for the years ended December 31, 2005 and 2004, respectively

Energytec also owns a well service business operated through its subsidiary, Comanche Well Service Corporation (CWS). CWS bills Energytec for the well service operations performed, including routine maintenance, workovers, drilling, and any other necessary operational services. The portion of these costs associated with working interests owned by third parties is billed to those working interest owners through a joint interest billing statement in accordance with their relative percentage of ownership.

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

We average approximately 6,700 barrels of oil production and 4,200 mcf of gas production per month (net to the Company’s interest). We believe this can be significantly increased, especially in the Como field where we have a higher net working interest. We have reduced our operating costs from the prior years to a level more in line with our industry peer group and we believe we can continue to improve in this area. However, during the process of addressing problems that had built to a critical status over the past several years under the former chief executive officer, we have determined that we must look beyond the current asset base of the Company and develop revenue sources outside of the current operations in order to improve the operating results of the Company and eventually build value and achieve profitability.

Liquidity and Capital Resources

Capital expenditures during 2006, totaled approximately $3,061,327 which were funded primarily from debt and the sale of assets. Capital expenditures during 2005, totaled approximately $21,700,000 which were funded primarily from cash reserves, proceeds from the assignment of working interests of $19,700,000 and the sale of stock through private placements totaling $14,216,824. The capital expenditures included the acquisition of the Como Field for approximately $5,600,000. We anticipate that the total capital budget for 2007 will be approximately $5,500,000. The capital expenditures will be focused primarily in fields which have shown potential to increase the overall production of the Company as discussed in PART I. ITEM 2: PROPERTIES. The budget is highly dependent on raising capital, as well as oil and natural gas prices, operating difficulties or other factors, many of which are beyond our control and could cause our revenues and cash flows from operating activities to decrease. If we are unable to successfully raise capital to bring additional wells back on to production according to our operating plan, we may be limited in our ability to complete our capital expenditures program. We may be forced to seek capital through sale of assets, debt or equity financings to fund such capital expenditures. We cannot assure you that additional debt or capital from outside sources will be available or cash flows provided by operations will be sufficient to meet these requirements.

The Company’s borrowings consist of a note payable to a bank totaling $553,958 and a letter of credit of $25,000, which secures a bond on the Company’s Wyoming properties, two vehicle loans totaling $62,084, an insurance financing agreement for $8,343, a settlement agreement on final costs of restoration and remediation totaling $412,500, and debenture notes totaling $125,000. None of these borrowings contain any significant debt covenants or restrictions on dividend payments. The letter of credit bears interest at 7.5% and was due along with all accrued interest on September 10, 2006. The Company renewed the letter of credit, extending the due date to September 10, 2007.

The vehicle loans are due in monthly installments of $1,272 and $1,262 through March 31, 2009, and bear no interest. During the quarter ended June 20, 2006, the Company renewed its automobile and fleet insurance and entered into a financing agreement which bears interest at 9.75% per annum and is due in monthly installments of $4,765 per month through March 2, 2007.

The note payable to the bank bears interest at 8% and is payable in monthly installments of $35,312 of principal plus interest. The loan is collateralized by accounts receivable and by various oil and gas properties or other equipment and matures April 2008.

On February 27, 2006, the Company entered into a loan agreement with Gladewater National Bank for $4,000,000. The loan bears interest at 1% above the Wall Street Prime Rate and matured February 27, 2007. Monthly principal payments of $80,000 plus interest were due on the 27th of each month beginning March 27, 2006 through February 27, 2007. Production payments related to the properties collateralizing the loan are deposited directly with Gladewater National Bank. Any excess funds, after the monthly principal and interest payments are available for the general use of the Company.

At December 31, 2006, the Company had an outstanding balance of $4,000,000. On February 27, 2007, the Company renewed the loan as a 48 month term loan due February 27, 2011 at prime plus 1.5%. The monthly payments will fluctuate as the prime rate fluctuates.

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

On October 19, 2006, the Company agreed to a proposed settlement of the final costs of remediation and restoration related to the November 2004 oil spill. The terms of the proposed settlement call for twenty-four equal installments of $18,750 beginning November 20, 2006. The agreement bears no interest and is not collateralized. In case of default, the Company has ten days to cure the default. Should the Company fail to make and cure three payments and those payments are outstanding at any time, the Company is subject to an accelerated judgment and the creditor could then proceed against whatever non-exempt assets are owned by the Company.

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

Stock Dividends

Distributions on our common stock may be declared and paid out of funds legally available when and as determined by our Board of Directors. Our policy is to hold and invest corporate funds on a conservative basis. No dividends were paid in 2006 and we do not expect to pay any dividends in the foreseeable future. During the year ended December 31, 2005, a stock dividend of 7% was declared to holders of record as of October 21, 2005.

Results of Operations

For the Year Ended December 31, 2006 compared to 2005

The following table sets forth certain operating information with respect to our oil and gas operations and summary information with respect to our estimated proved oil and gas reserves on a mcf equivalent basis.

	Year Ended December 31,
	2006	2005	Variance	% Change
Production:
Oil (Bbl)	80,318	37,935	42,383	112%
Gas (Mcf)	50,842	64,767	(13,925)	(22%)
Oil and gas (Mcfe)	613,068	292,377	320,691	110%
Average Prices:
Oil (per Bbl)	$52.16	$49.38	$2.78	6%
Gas (per Mcf)	3.75	4.12	(0.37)	(9%)
Oil and gas (per Mcfe)	7.14	6.18	0.96	16%
Expenses (per Mcfe)
Lease operating expenses	$3.53	$4.46	$(0.93)	(21%)
Salaries, general and administrative	6.62	9.76	(3.14)	(32%)
DD&A expense on oil and gas properties	0.53	0.86	(0.33)	(39%)
Estimated Proved Reserves at December 31:
Oil (Bbls)	943,497	1,111,239	(167,742)	(15%)
Gas (Mcf)	356,075	1,942,002	(1,585,927)	(82%)
Oil and gas (Mcfe)	6,604,479	8,609,436	(2,004,957)	(23%)

Revenues

For the year ended December 31, 2006, oil and gas revenue continued to increase by approximately $2,239,000 to $4,379,501 from $2,140,179 for the year ended December 31, 2005. Increases for the year ended December 31, 2006, were primarily due to the production from the Como field which was acquired in the fourth quarter of 2005, and from an increase in the average price pre mcfe. As reflected in the table above, the oil and gas production on an equivalent mcf basis increased 110% with a related 16% increase in the average price per mcfe.

The net revenue from the transportation of gas through our pipeline experiences very little fluctuation in pricing because the transportation fee is specified under a purchase contract and is based upon volume rather than pricing. However, other factors dependent upon the end purchaser may contribute to the volume of gas sold. During 2006, the purchaser experienced shut downs of the gas processing plant for maintenance which resulted in a smaller increase in gas sales and a lower gross profit for the year. The gas sales for the year ended December 31, 2006, totaled $2,242,345 as compared to $2,186,373 for the year ended December 31, 2005. The related cost of gas purchases for the year ended December 31, 2006, totaled $2,183,510 as compared to $2,052,327, resulting in a gross profit from the sale of gas for the years ended December 31, 2006 and 2005, of $58,835 and $134,046, a gross profit margin of 3% and 6%, respectively.

Well service revenue decreased by approximately $270,000 to a total of $2,682,969 for the year ended December 31, 2006, from $2,953,147 for the year ended December 31, 2005. During 2006, workovers and completions were minimized due to the lack of capital to fund such projects. The Company utilized fewer of its well service units. As many as 8 units were operating in 2005 as compared to 3 to 4 in 2006.

During 2005, the Company entered into an agreement to sell well sites and drill seven wells in two of its fields for $8,000,000. Commissions of $800,000 were paid to two individuals in connection with the agreement. The sales proceeds of $8,000,000 less the commissions of $800,000 were recorded as a liability pending the completion of the wells. The liability included $3,500,000 for the sale of well sites owned by the Company and the estimated cost of drilling and completion of the wells totaling $3,700,000. The drilling budget of $3,700,000 includes approximately $1,000,000 to cover potential overruns associated with increasing costs of materials and labor precipitated by rising oil prices. The Company has elected to reserve recognition of this amount until such time as all wells are completed.

Comanche Well Service provides the drilling services and bills for these services based upon average market day rates plus expenses. As wells are drilled, the liability is reduced by direct drilling costs plus a standard daily drilling rate of $3,000 per day. The gain on the sale of the well sites is recognized as wells are completed. Through December 31, 2005, the Company had recognized a gain of $1,547,320 and drilling revenues of $1,151,848. During 2006, Comanche Well Service performed additional remediation work on the first three wells, recognizing drilling revenue of $395,251.

During 2006, the Company recognized revenue related to the operations of its wholly owned subsidiary Comanche Supply Corporation totaling $217, 531. This revenue was primarily from the sale and transportation of rock from a rock pit operated by Comanche Supply Corporation. The Company recognized related expenses of $134,084, resulting in gross profits from Comanche Supply Corporation of approximately $83,000. The Company also recognized other income of approximately $154,000 from the sale of scrap metal and surplus parts.

Expenses

Oil and gas expenses totaled $2,166,759 for the year ended December 31, 2006. This represents an increase of approximately $862,000, or 66% from $1,304,158 for the year ended December 31, 2005. The increase in the oil and gas expenses, which correlates to a 110% increase in production, is directly related to the operation of the Como field wells as well as the operation and completion of new wells during 2005 and 2006 and increases in the costs of material, supplies and labor which were precipitated by an overall increased demand in the oil and gas industry brought about by the increase in oil and gas prices.

Well service expenses for the year ended December 31, 2006, totaled $5,301,219, an increase of $894,986 from $4,406,233 for the year ended December 31, 2005, an increase of 20%. From 2004 to 2005, well service expenses increased by approximately $3,200,000. Numerous acts and decisions made by the former chief executive officer contributed to this increase including mismanagement and misappropriation of Company assets and disregard for the rules and regulations of the Texas Railroad Commission resulting in the incurrence of additional expenditures related to bringing wells back into compliance. Additionally, a total of 71 employees were hired by Comanche Well Service Corporation during the year ended

December 31, 2005, resulting in 118 total employees at December 31, 2005, and greater than $1,500,000 of additional salaries and related payroll taxes for the year ended December 31, 2005. Through March 31, 2007, this number was reduced to 68 full time production and support employees in Comanche Well Service Corporation. On April 10, 2007, the Company terminated approximately 20 non-essential field personnel, consisting primarily of mechanics and welders after an evaluation of the Company’s need for these services. For the year ended December 31, 2006, the growth in well services expenses was slowed significantly and management continues to evaluate the well service operations for opportunities to further curtail costs.

General and administrative expenses totaled approximately $4,056,179 for the year ended December 31, 2006, an increase of approximately $1,083,000, from $2,972,866 for the year ended December 31, 2005. During 2006, the Company incurred legal expenses of approximately $630,000, investigative expenses of approximately $273,000, and audit fees of approximately $175,000. During 2005, legal expenses totaled approximately $24,000 and audit fees totaled approximately $91,000. These expense categories result in increases of approximately $963,000. Additionally, during 2006, the Company evaluated its general liability and umbrella insurance coverage and expanded the coverage to include all assets owned by the Company. This resulted in an increase in general liability and fleet insurance expense of approximately $339,000. The health insurance provided to the employees was also evaluated. As a result, more employees took advantage of the health insurance benefits provided by the Company. The expense for health insurance and other health costs associated with work related injuries totaled approximately $270,000, an increase of approximately $92,000, from $178,271 in 2005. Excluding the effects of the professional fees and insurance costs, other general and administrative costs declined approximately $311,000 from 2005. Declines are the result of reduction of consultants, stock compensation, travel, and commissions. Although the total oil and gas expenses and general and administrative expenses increased from 2005 to 2006, production and oil and gas revenue also increased. The effect of the increased production was a lower Mcfe cost. Lease operating expenses declined from $4.46 per Mcfe in 2005 to $3.53 per Mcfe in 2006, a 21% reduction. Likewise, salaries and general and administrative expenses declined from $9.76 per Mcfe in 2005 to $6.62 per Mcfe in 2006, a 32% reduction.

Other Income

During 2005, Energytec continued to generate capital for its drilling activities through the sale of working interests. The gain on the sale of working interests for the year ended December 31, 2005, totaled approximately $5,600,000, a decrease of approximately $4,840,000, from $10,500,000 for the year ended December 31, 2004. Funds generated from such sales were intended to acquire new properties and to fund re-completion and development work on properties owned. However, the practical effect of this “quick fix” revenue was to diminish the long-term revenue that Energytec could realize from producing properties in which it holds a meaningful interest. As a result, the current Board and management of the Company discontinued the sale of working interests through “working interest programs.”

The gains on sales of working interests through working interest programs for the years ended December 31, 2005 and 2004, were reflected as operating revenues because these sales were occurring in the normal course of business. During 2006, sales of working interests through working interest programs were discontinued. However, during the year ended December 31, 2006, the Company sold 100% of its remaining interest in various leases, as well as a drilling rig, vehicles, and other equipment with a cost basis of $2,772,574. The Company received proceeds totaling $2,435,750 and recognized a loss totaling $336,824. Because these sales are not a part of the normal business operations, the loss is reflected as other expense in the Company’s consolidated statements of operations.

Subsequent to December 31, 2006, the Company entered into negotiations to sell 100% of its interest in certain leases with a cost basis of $1,665,733. The estimated fair value of the properties is $1,050,000. The Company recognized a loss contingency of $615,733 and reduced the cost basis to the fair market value which has been captioned as available for sale in the Company’s consolidated balance sheets. The loss is included in loss on disposition of assets in the Company’s Consolidated Statements of Operations.

Impairment

The Company has adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and periodically evaluates, using independent appraisals and projected undiscounted cash flows, the carrying value of its long-lived assets and proved oil and gas properties whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of are reported at the lower of carrying value or fair value less cost to sell. Fair values used for impairment identification are based on discounted cash flow amounts determined by the reserve reports. During the years ended December 31, 2005 and 2004, the Company identified and recognized impairment charges to earnings of $1,054,960 and $120,905, respectively, relating to its proved and unproved oil and gas properties. There were no impairment charges for the year ended December 31, 2006. Unproved oil and gas properties are periodically assessed for impairment following the guidance provided in SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies” and FSP FAS 19-1 “Accounting for Suspended Well Costs.”

Net Income Available to Common Shares

During 2006, we incurred a loss before benefits of provision for income taxes of $14,313,266 compared with a loss of approximately $621,000 for 2005 and net income before provision for income taxes of $8,350,928 in 2004. It should be noted that in 2005 and 2004, the results of operations included income from the sale of working interests totaling $5,664,175 for the year ended December 31, 2005, and $10,510,501 for the year ended December 31, 2004. The sale of working interests through working interest programs generated gains, but the long-term effect of such sales was the reduction of oil and gas revenue to the Company. As the Company’s working interest ownership declined, the net revenue to the Company was diminished as well. This was exacerbated by the Company’s policy of paying all lease operating expenses and capital expenses without participation from the working interest owners past their initial investment. The majority of the increases in oil and gas revenue were directly related to the addition of the Como Field in late 2005. The proceeds from the sales of the working interests were not sufficient to drill or recomplete wells that were sold through the programs and to fund the ongoing operations of the Company. This made it necessary to raise additional capital. The prior chief executive officer continued to sell additional working interests in order to compensate for the cash shortfalls. However, with each additional working interest program sold, the problems were compounded. In 2006, the Board of Directors called for the cessation of any sales of working interests through the working interest programs.

In order to properly compare the results of operations for the year ended December 31, 2006, to the years ended December 31, 2005 and 2004, the effect of the gains on the sales of working interests should be removed from 2005 and 2004. The losses before benefit for income taxes and excluding gains on sales of working interests for the years ended December 31, 2005 and 2004, would have been $6,285,057 and $2,159,573, respectively. The loss before benefits of provision for income taxes for the year ended December 31, 2006, totaling $14,313,266 (which did not include any gain from sale of working interests) represents a decline of approximately $8,000,000 from the loss before benefit for income taxes and excluding gain on sales of working interests for the year ended December 31, 2005. Of this decline, $7,500,000 is due to the reserve for uncollectible accounts receivable, working interests which arose from payments made to working interest owners in the various working interest programs as described below. The following table shows a reconciliation of our (loss) gain before provision (benefit) for income taxes from our statements of operations for 2006, 2005, and 2004, to the non-GAAP measure of performance described above representing losses before benefit for income taxes and excluding gain on sales of working interests:

	2006	2005	2004
(Loss) Income Before Provision
(Benefit) for Income Taxes	$(14,313,266)	$(620,882)	$8,350,928
Gain on Sale of Working Interests	—	5,664,175	10,510,501

Loss Before Benefit for Income Taxes and Excluding Gain on Sales of Working Interests	$(14,313,266)	$(6,285,057)	$(2,159,573)

The accounts receivable, joint interest balance at December 31, 2005, was due from working interest owners and resulted from revenue distributions based upon estimated production which exceeded actual production. From January 1, 2006 through February 28, 2006, additional advances were made to working interest owners totaling $2,110,004. Effective in March 2006, the Company ceased the payment of advances to working interest owners and implemented actual joint interest billings which were netted against revenue distributions prior to any payments to working interest owners. Additionally, to the extent possible, any net revenue distributions due to working interest owners who had received advance payments in excess of actual revenues due to them were applied against the outstanding accounts receivable, joint interests.

During the year ended December 31, 2006, additional joint interest receivables were recorded which were related to current year lease operating expenses and capital expenditures. Due to regulatory violations resulting in severances of certain leases and insufficient cash flow to maintain or increase production, the net revenues were not sufficient to recapture all expenditures made on behalf of working interest owners. For the year ended December 31, 2006, joint interest billings totaled $2,918,535. Joint interest billings totaling $897,673 were offset against revenue distributions, resulting in an additional current year increase to accounts receivable, joint interests of $2,020,862. Additional net revenues of $413,726 are held in legal suspense which will be available to offset accounts receivable, joint interests upon release from suspense.

At December 31, 2005, an allowance for uncollectible accounts was not recognized based upon estimates of recoverability from future net cash flows from production over a 36 month period. The Company estimated that approximately $2,200,000 would be collected through the process of applying net revenue distributions against the outstanding balances during the year ended December 31, 2006. However, due to declines in production on certain leases and a reduction in pricing for oil and gas, only $1,231,331 in outstanding joint interest receivables were collected through withholdings from net revenue distributions.

The expenditures necessary to maintain, restore, or improve production from wells which are owned primarily by non-operating working interest owners are substantial. Historically the Company has advanced these expenditures with the intention of recouping the advances for net lease operating and capital expenditures against revenue distributions. Going forward the Company plans to implement procedures for collection of outstanding accounts receivable, joint interest, if such expenditures cannot be recaptured through revenues within sixty days of incurrence. The Company believes the underlying asset basis is sufficient to support the outstanding balance. Due to insufficient capital available to reinvest to achieve increased production and analysis of profitability of the various fields, it is unlikely that the Company would put additional funds into these fields that would result in production to support a 36 month collection period. Therefore, the Company has established a reserve against the outstanding balance totaling $7,500,000.

Receivables from the sale of crude oil and natural gas may have credit risk exposure due to delays or interruptions of production, mechanical problems, damages to current producing reservoirs and government regulation, including any curtailment of production or interruption of transportation of oil or gas produced from the wells.

At December 31, 2005, the Company recorded a receivable for the sale of working interest programs. This amount represented the proceeds on the sale of working interests in the fourth quarter of 2005. These outstanding receivables were received in full subsequent to year end. The sale of working interests was recorded upon the receipt of the signed purchase agreement.

Environmental Matters

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

In November 2004, an oil spill of eight barrels occurred on land where one of the Company’s wells is located. The remediation and restoration of the land is governed by the Texas Railroad Commission (TRC) and other attendant regulatory authorities. During November and December 2004, the Company incurred approximately $520,000 of costs related to the clean up. During the year ended December 31, 2005, an additional $2,365,242 of such costs were incurred and paid or accrued. This amount includes $325,000 to cover remediation and restoration of the area pursuant to various regulatory authorities. These payments were made in addition to the work performed that was necessary for release and clearance from the TRC and the EPA. An additional $100,000 was accrued as of March 31, 2006, and was subsequently paid. The Company has negotiated with the landowner and the State of Texas to reach a final determination of the costs of remediation and restoration. The final settlement has been recorded as an expense with the related obligation included in notes payable.

For the Year Ended December 31, 2005 compared to 2004

The following table sets forth certain operating information with respect to our oil and gas operations and summary information with respect to our estimated proved oil and gas reserves on a mcf equivalent basis.

	Year Ended December 31,
	2005	2004	Variance	% Change
Production:
Oil (Bbl)	37,935	24,615	13,320	54%
Gas (Mcf)	64,767	103,052	(38,285)	(37%)
Oil and gas (Mcfe)	292,377	250,742	41,635	17%
Average Prices:
Oil (per Bbl)	$49.38	$38.13	$11.25	30%

Gas (per Mcf)	4.12	4.11	.01	0%
Oil and gas (per Mcfe)	6.18	5.23	.95	18%
Expenses (per Mcfe)
Lease operating expenses	$4.46	$2.94	$1.52	52%
Salaries, general and administrative	9.76	8.12	1.64	20%
DD&A expense on oil and gas properties	.86	.50	.36	72%
Estimated Proved Reserves at December 31:
Oil (Bbls)	1,111,239	715,616	395,623	55%
Gas (Mcf)	1,942,002	4,060,674	(2,118,672)	(52%)
Oil and gas (Mcfe)	8,609,436	8,354,374	255,062	3%

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

During 2005, the Company entered into an agreement to sell and drill seven wells in two of its fields for $8,000,000. The agreement is the subject of litigation as described in “PART I, ITEM 3: LEGAL PROCEEDINGS.” Commissions of $800,000 were paid to two individuals in connection with the agreement. The sales proceeds of $8,000,000 less the commissions of $800,000 were recorded as a liability pending the completion of the wells. The liability included $3,500,000 for the sale of well sites owned by the Company and the estimated cost of drilling and completion of the wells totaling $3,700,000. The drilling budget of $3,700,000 includes approximately $1,000,000 to cover potential overruns associated with increasing costs of materials and labor precipitated by rising oil prices. The Company has elected to reserve recognition of this amount until such time as all wells are completed.

Comanche Well Service provides the drilling services and bills for these services based upon average market day rates plus expenses. As wells are drilled, the liability is reduced by direct drilling costs plus a standard daily drilling rate of $3,000 per day. The gain on the sale of the well sites is recognized as wells are completed. Through December 31, 2005, the Company had recognized a gain of $1,547,320 and drilling revenues and direct costs of $1,200,000. The audited financial statements reflect a remaining liability after recognition of the gain and drilling revenues of $4,452,680, which is reflected in the prepaid drilling program liability in the Company’s consolidated balance sheet at December 31, 2005.

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

Well service expenses for the year ended December 31, 2005, totaled $4,406,233, an increase of $3,171,972 from $1,234,261 for the year ended December 31, 2004, an increase of 257%. As discussed under “Recent Developments” in ITEM 1. BUSINESS of the Company’s Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 2005,, numerous factors contributed to this increase including mismanagement and misappropriation of Company assets and disregard for the rules and regulations of the Texas Railroad Commission resulting in the incurrence of additional expenditures related to bringing wells back into compliance. A total of 71 employees were hired by Comanche Well Service Corporation during the year ended December 31, 2005, resulting in 118 total employees at December 31, 2005, and greater than $1,500,000 of additional salaries and related payroll taxes for the year ended December 31, 2005. Through July 17, 2006, this number was reduced to 85 full time production and support employees in Comanche Well Service Corporation.

General and administrative expenses totaled approximately $2,753,600 for the year ended December 31, 2005, an increase of approximately $748,700, from $2,034,894 for the year ended December 31, 2004. As Energytec has continued to grow as a result of acquisitions, it utilized additional consultants to evaluate potential projects, provide general geological and geophysical data to the Company and to negotiate a contract for the sale of natural gas. These activities resulted in expenses of approximately $78,000. Additionally, during the year ended December 31, 2005, Energytec incurred approximately $107,000 associated with consulting and legal fees incurred in the filing of its initial registration statement on Form 10 in May 2005. In February 2005, the Company hired a controller and chief accounting officer to implement the conversion of the accounting records to the Oil and Gas Information Systems Accounting Software (OGSYS) and to support the efforts to file the Form 10, respond to subsequent comments from the Securities Exchange Commission and to prepare for compliance with the audit provisions of the Sarbanes-Oxley Act. In June 2005, a full time accounting manager was hired to facilitate the transition and segregation of the accounting functions in accordance with planned implementation of internal accounting controls. This transition was not begun until January 2006 and was not completely implemented until March 18, 2006, upon the termination of Frank W Cole and his assistant.

Other Income

In 2004 and 2005, Energytec continued to generate capital for its drilling activities through the sale of working interests. The gain on the sale of working interests for the year ended December 31, 2005, totaled approximately $5,600,000, a decrease of approximately $4,840,000, from $10,500,000 for the year ended December 31, 2004. Energytec discontinued the sale of working interests through working interest programs during the first quarter of 2006 and does not anticipate any further sales of working interests through such programs.

Net Income Available to Common Shares

During 2005, we incurred a loss before benefits of provision for income taxes of $76,616 compared with earnings before tax of approximately $8,351,000 for 2004. The decline in the results for the year ended December 31, 2005, of approximately $8,400,000 was primarily due to the circumstances as discussed above and the recognition of approximately $4,000,000 in commissions associated with working interest sales and stock sales. Additionally, as discussed below, Energytec experienced an oil spill in November 2004. In connection with this spill, the Company filed a claim with both its primary and secondary insurance carrier. During 2005, this claim was denied. Accordingly, the Company expensed the insurance recovery receivable reflected in the financial statements as of December 31, 2004, and expensed all additional clean up costs incurred and paid during the year ended December 31, 2005, of approximately $2,600,000. Approximately $1,000,000 of expense was charged to earnings in the third quarter of 2005. The loss resulted in basic and diluted earnings per share of $0.00 for the year ended December 31, 2005, compared to $0.09 for the year ended December 31, 2004. A loss of approximately $2,900,000 was incurred in the fourth quarter of 2005 primarily due to commissions totaling $1,400,000 and the recognition of the remaining environmental remediation expense of approximately $1,600,000.

Contractual Obligations

The Company is obligated under certain contractual arrangements for future cash expenditures. The following table sets forth our contractual obligations at December 31, 2006, for the periods shown:

		Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term Debt	$5,061,887	$1,428,815	$3,435,330	$197,742	—
Debenture Bonds	125,000	125,000	—	—	—
Operating Lease Obligations	469,053	50,280	261,754	157,019	—
Other Long-term Liabilities
Asset Retirement Obligation	1,997,520	105,000	210,000	535,000	1,147,520

Total	$7,653,460	$1,709,095	$3,907,084	$889,761	$1,147,520

Selected unaudited quarterly financial data for the years ended December 31, 2006 and 2005 is as follows:

	Quarter
2006	1st	2nd	3rd	4th
Net revenues	$3,096,692	$2,641,814	$2,141,873	$2,190,928
Gross profit	$(30,691)	$155,479	$205,591	$(88,895)
Net income (loss) (1)	$(792,670)	$(1,169,054)	$(893,431)	$(7,905,927)
Earnings per share
Basic	$(0.01)	$(0.02)	$(0.01)	$(0.11)
Diluted	$(0.01)	$(0.02)	$(0.01)	$(0.11)

	Quarter
2005	1st	2nd	3rd	4th
Net revenues (1)(2)	$3,050,890	$4,444,041	$3,896,025	$4,252,086
Gross profit (loss) (3)	$53,319	$(20,959)	$34,384	$36,587
Net income (loss)	$720,231	$1,007,895	$(254,119)	$(1,877,581)
Earnings per share
Basic	$0.01	$0.02	$0.00	$(0.04)
Diluted	$0.01	$0.02	$0.00	$(0.04)

(1)	Gain on sale of working interest and gain on sale of drilling program are major components of net revenues. Energytec did not recognize any extraordinary items or cumulative effects of changes in accounting in 2006 or 2005.

(2)	Net revenues include gain on sale of working interests and gain on sale of drilling program. Prior quarter balances have been reclassified to conform with the presentation for the quarter ended December 31, 2005.

(3)	The gross profit (loss) includes oil and gas revenue, well service revenue, gas sales, and drilling revenue net of oil and gas lease operating expense, well service expenses, gas purchases, drilling expenses, and oil and gas supply expenses.

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

Revenue Recognition

Energytec recognizes revenue associated with the sales of crude oil and natural gas when title passes to the customer. Crude oil and natural gas is sold to approximately five purchasers located in Texas. The Company receives revenues directly from the purchasers. Revenues from the production of properties in which we have an interest with other producers are recognized on the basis of our net working interest or royalty interest. Revenues owned by working interest partners are recorded as accounts payable, revenues. Lease operating expenses and capital expenditures to be borne by the working interest partners are netted against their portion of revenues.

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

The Company recognizes drilling revenues under a drilling program agreement at a standard daily drilling rate of $3,000 per day plus costs as drilling progresses.

Oil and Gas Properties

Energytec uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and costs to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves and geological and geophysical costs and costs of carrying and retaining undeveloped properties are expensed as incurred.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment. Other unproved properties are amortized based on the Energytec’s experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated residual salvage values, are depreciated and depleted by the unit of production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

The Company accounts for suspended well costs in accordance with FSP FAS 19-1. Under the guidelines set forth in FAS 19-1, in the opinion of management, as of December 31, 2006 and current with this filing, the Company has found a sufficient quantity of reserves to justify completion of wells, with suspended costs, as producing wells and the Company is making sufficient progress assessing the reserves and the economic and operating viability of such wells.

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

In December 2005, the Company engaged an independent engineering firm to conduct a study of its reserves as of December 31, 2005. Pursuant to the reserve study it was determined that 23 wells were dually completed in non-permitted separately recognized reservoirs in the Talco/Trix-Liz Field without the proper permitting and spacing required by the Texas Railroad Commission (TRC). Additionally, commingling of production from permitted and non-permitted reservoirs resulted in the inability to assign reserves to either the permitted or non-permitted reservoirs causing the reserves to be substantially understated as of December 31, 2005.

During the year ended December 31, 2006, the Company resolved the commingling of production from the dually completed wells in the Trix/Liz Field by isolating the non-permitted zones in order to restore production to permitted zones. This isolation will allow the establishment of production from the legally permitted zones.

The Company also sought permits to establish production for additional reservoirs from these dually completed wells. The Company must comply with the appropriate field spacing rules which not only regulates amount of acreage, per producing reservoir, required for each well but also the space between producing wells. The previous management drilled and completed these wells without regards to securing the necessary permits for each producing reservoir and without regards to the applicable field spacing rules. The Company can petition to amend the field spacing rules in order to bring additional wells into compliance with the field spacing rules; however, this petition may not be granted to the extent necessary to return all of these dually completed wells back to production.

The Company must be in complete regulatory compliance in order to establish reserves for the leases in the Trix/Liz field. The Company has completed a significant amount of the regulatory compliance that was ignored by the previous management. At December 31, 2006, the Company was in the final phase of compliance for two out of the four significant leases contained in the Trix/Liz Field. The Company expects to receive regulatory clearing by the end of the second quarter of 2007 in order to establish reserves for these two leases. On the remaining two leases, the Company is continuing efforts to obtain permission from an offset operator and complete regulatory filings in order to reestablish production.

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

Recent Accounting Developments

During June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 and is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 in the first quarter of 2007, but does not expect such adoption to have a material impact on its financial statements or disclosures.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which provides a common definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing Statement No. 157 to determine any effects the adoption might have on its financial statements and related disclosures.

The FASB also issues Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R) in September of 2006 and Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 in February 2007. The Company does not currently have a defined benefit pension plan or other postretirement plans and does not anticipate that Statement No. 158 will have any effect on the Company’s financial statements or disclosures. The Company is evaluating Statement No. 159, but is not currently involved in any hedging activities and does not anticipate any significant impact on its financial statements or disclosures as a result of adoption of Statement No. 159.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, interest rates, and commodity prices.

Currently the Company is not involved in any hedge contracts or foreign contracts and therefore has no exposure to such risks.

In February 2006, the Company incurred debt totaling $4,000,000 that is subject to interest at 1% above the Wall Street Prime Rate and is susceptible to fluctuations. During 2006, the Wall Street Prime Rate ranged from a low of 7.5% to a high of 8.25%. Through April 16, 2007, the Wall Street Prime Rate has remained at 8.25%.

Our major market risk exposure is in the pricing applicable to our oil production and natural gas sales and the quality of those produced products. Pricing is primarily driven by the prevailing domestic price for crude oil. Historically, prices received for oil and gas sales have been volatile and unpredictable. We expect pricing volatility to continue. Oil prices ranged from a low of $35.752 per barrel to a high of $72.81 per barrel during 2006. Gas prices during 2006 ranged from a low of $1.11 per mcf to a high of $10.56 per mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of Energytec appear at the end of this report beginning with the Index to Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

With the participation of management, Energytec’s chief executive officer and chief financial officer evaluated its disclosure controls and procedures on December 31, 2006 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities

Exchange Act of 1934. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with Energytec’s filing of its annual report on Form 10-K for the year ended December 31, 2006.

Changes in Internal Control over Financial Reporting

There has not been any change in Energytec’s internal control over financial reporting that occurred during the most recent fiscal quarter (Energytec’s fourth fiscal quarter in the case of this annual report) that has materially affected, or is reasonably likely to materially affect, Energytec’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. Directors and Executive Officers of the Company

Information regarding the identity and background of Energytec’s directors, Section 16(a) compliance, our code of ethics, changes in procedures for shareholders to recommend nominees to the Board of Directors and the audit committee appearing under the captions “Where can I find Energytec’s Code of Ethics?” “Directors and Nominees,” “Section 16(a) Filing Compliance,” and “Director Independence and Committees,” in the Company’s Proxy Statement for the 2007 annual meeting of Shareholders is hereby incorporated by reference.

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

ITEM 11. Executive Compensation

Information appearing under the captions “Executive Compensation” (other than the Compensation Committee Report) in the 2007 Proxy Statement is hereby incorporated by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” and information appearing under the caption “Equity Awards and Benefits” in the 2007 Proxy Statement is hereby incorporated by reference.

ITEM 13. Certain Relationships and Related Transactions

Information regarding certain related transactions appearing under the captions “Certain Relationships and Related Person Transactions” and “Review of Transactions with Related Persons” in the 2007 Proxy statement is hereby incorporated by reference.

ITEM 14. Principal Accountant Fees and Services

Information appearing under the captions “Auditor Fees and Services” in the 2007 Proxy Statement is hereby incorporated by reference.

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

10.135

Deed of Trust, Security Agreement, Financing Statement and Assignment of Production dated February 27,

2006 – Wood County (excluding exhibits listing oil and gas leases, equipment, and other collateral) **

10.136

Deed of Trust, Security Agreement, Financing Statement and Assignment of Production dated February 27,

2006 – Hopkins County (excluding exhibits listing oil and gas leases, equipment, and other collateral) **

10.137	Assignment to Trustee of Oil and Gas Production dated February 27, 2006 – Wood County (excluding exhibits listing oil and gas leases) **

10.138	Assignment to Trustee of Oil and Gas Production dated February 27, 2006 – Wood County (excluding exhibits listing oil and gas leases) **

10.139	Gladewater National Bank Loan Agreement dated February 27, 2007

10.140	Assignment to Trustee of Oil and Gas Production dated February 27, 2007 – Hopkins County (excluding exhibits listing oil and gas leases)

10.141

Deed of Trust, Security Agreement, Financing Statement and Assignment of Production dated February 27,

2007 – Hopkins County (excluding exhibits listing oil and gas leases, equipment, and other collateral)

10.142

Deed of Trust, Security Agreement, Financing Statement and Assignment of Production dated February 27,

2007 – Wood County (excluding exhibits listing oil and gas leases, equipment, and other collateral)

10.143	Assignment to Trustee of Oil and Gas Production dated February 27, 2007 – Wood County (excluding exhibits listing oil and gas leases)

10.144	Form of Lease agreement dated November 27, 2006 between CRP Holdings V, L.P. and Energytec, Inc.

21.1	List of Subsidiaries

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These items were filed as exhibits to Energytec’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 2, 2005, and are incorporated herein by reference.

**	These items were filed as exhibits to Energytec’s Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2006, and are incorporated herein by reference.

Financial Statement Schedules

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGYTEC, INC.

Date: April 17, 2007	By:	/s/ Don Lambert
Don Lambert
Principal Executive Officer

Date: April 17, 2007	By:	/s/ Dorothea W. Krempein
Dorothea W. Krempein
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 17, 2007	/s/ Ben T. Benedum
Ben T. Benedum, Director

Date: April 17, 2007	/s/ Eric Brewster
Eric Brewster, Director

Date: April 17, 2007	/s/ Wayne Hardin
Wayne Hardin, Director

Date: April 17, 2007	/s/ B. Charles Spradlin
B. Charles Spradlin, Director

Date: April 17, 2007	/s/ Ed Timmons
Ed Timmons, Director

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2006 And 2005	F-2

Consolidated Statements Of Operations - Years Ended December 31, 2006, 2005 And 2004

Consolidated Statements Of Stockholders’ Equity - Years Ended December 31, 2006, 2005 And 2004

Consolidated Statements Of Cash Flows - Years Ended December 31, 2006, 2005, and 2004	F-6

Notes To Consolidated Financial Statements	F-8

Supplementary Information Regarding Oil And Gas Producing Activities	F-30

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Energytec, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Energytec, Inc. and Subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Energytec, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and cash flows for each of the periods in the three year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company does not currently have cash reserves sufficient to meet its capital and operational expenditure budget of approximately $22,400,000 for the year ending December 31, 2007. The Company believes that it may also have potential liability for rescission or damages to investors in the working interest programs and/or purchasers of the Company’s common stock in private placements. These events raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Turner, Stone & Company, L.L.P.

Certified Public Accountants

Dallas, Texas

April 10, 2007

ENERGYTEC, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2006 and 2005

ASSETS

	2006	2005
CURRENT ASSETS
Cash and cash equivalents	$532,925	$4,037,284
Accounts receivable, revenue	598,322	879,583
Accounts receivable, joint interests	1,375,000	2,211,118
Accounts receivable, programs	—	596,700
Accounts receivable, other	388,948	64,738
Refundable income taxes	1,669,541	1,636,474
Accounts receivable, related party	—	84,295
Prepaid expenses	112,746	—

TOTAL CURRENT ASSETS	4,677,482	9,510,192

PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts	30,875,159	31,303,209
Oil and gas properties, available for sale	1,050,000	—
Gas pipeline	1,640,238	1,595,979
Oil and gas supplies	344,270	221,391
Well service and related equipment	4,468,262	5,891,495

	38,377,929	39,012,074
Less accumulated depreciation, depletion and amortization	2,173,695	1,735,711

NET PROPERTY AND EQUIPMENT	36,204,234	37,276,363

OTHER ASSETS
Railroad commission bond	250,000	—
Loan origination fee, net of amortization of $16,448	3,288	—
Deposits	13,977	—
Deferred tax asset, net of valuation allowance of $1,457,459	—	—
Long-term receivables, joint interests, net of allowance of $7,500,000, at December 31, 2006	1,133,840	4,898,187

TOTAL OTHER ASSETS	1,401,105	4,898,187

	$42,282,821	$51,684,742

The accompanying notes are an integral part

of these consolidated financial statements.

ENERGYTEC, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

December 31, 2006 and 2005

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2006	2005
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,163,215	$3,229,122
Accounts payable, revenue	1,862,533	1,324,483
Turnkey costs payable	1,800,004	3,717,226
Prepaid drilling program	4,057,429	4,452,680
Other current liabilities	1,305,453	314,783
Debenture bonds	125,000	125,000
Notes payable, current maturities	1,428,815	448,744

TOTAL CURRENT LIABILITIES	13,742,449	13,612,038

LONG-TERM LIABILITIES
Notes payable, net of current maturities	3,633,072	518,646
Asset retirement obligations	1,997,520	2,252,464
Deferred federal income taxes	—	1,882,643

TOTAL LONG-TERM LIABILITIES	5,630,592	4,653,753

TOTAL LIABILITIES	19,373,041	18,265,791

COMMITMENTS AND CONTINGENCIES (NOTE 10)
SHAREHOLDERS’ EQUITY
Preferred stock (10,000,000 shares authorized, none issued and outstanding, $.001 par)	—	—
Common stock (90,000,000 shares authorized, 69,777,125 issued and 69,777,125, outstanding and 69,648,406 issued and 69,648,406 outstanding, respectively, $.001 par)	69,779	69,650
Additional paid-in capital	35,285,905	35,094,768
Retained deficit	(12,445,904)	(1,745,467)

TOTAL SHAREHOLDERS’ EQUITY	22,909,780	33,418,951

	$42,282,821	$51,684,742

The accompanying notes are an integral part

of these consolidated financial statements.

ENERGYTEC, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
REVENUES
Oil and gas revenue	$4,379,501	$2,140,179	$1,003,226
Well service revenue	2,682,969	2,953,147	1,440,594
Gas sales	2,242,345	2,186,373	1,359,089
Drilling revenue	395,251	1,151,848	—
Gain on sale of working interests	—	5,664,175	10,510,501
Gain on sale of drilling program	—	1,547,320	—
Oil and gas supply revenue	217,531	—	—
Miscellaneous income	153,710	—	—

TOTAL REVENUES	10,071,307	15,643,042	14,313,410

EXPENSES
Oil and gas lease operating expenses	2,166,759	1,304,158	737,092
Well service expenses	5,301,219	4,406,233	1,234,261
Gas purchases	2,183,510	2,052,327	1,177,703
Drilling expenses	44,251	565,498	—
Oil and gas supply expenses	134,084	—	—
Depreciation, depletion and amortization	1,027,438	764,932	418,374
Impairment of long-lived assets	—	1,054,960	120,905
Environmental remediation	671,576	2,885,242	—
Interest expense	354,146	262,999	247,595
General and administrative expenses	4,056,179	2,972,866	2,034,894

TOTAL EXPENSES	15,939,162	16,269,215	5,970,824

(LOSS) INCOME FROM OPERATIONS	(5,867,855)	(626,173)	8,342,586

OTHER INCOME (EXPENSE)
Interest income	7,146	5,291	9,842
Bad debt expense, joint interests	(7,500,000)
Loss on disposition of assets	(952,557)	—	—
Unrealized loss on investment	—	—	(1,500)

TOTAL OTHER INCOME (EXPENSE)	(8,445,411)	5,291	8,342

(LOSS) INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(14,313,266)	(620,882)	8,350,928
(BENEFIT) PROVISION FOR INCOME TAXES	(3,552,184)	(217,308)	3,046,900

NET (LOSS) INCOME	$(10,761,082)	$(403,574)	$5,304,028

EARNINGS PER SHARE
Basic	$(0.15)	$(0.01)	$0.09

Diluted	$(0.15)	$(0.01)	$0.09

WEIGHTED AVERAGE SHARES OUTSTANDING	69,681,395	65,673,277	58,147,096

The accompanying notes are an integral part

of these consolidated financial statements.

ENERGYTEC, INC.

AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2006, 2005 and 2004

	Number of Common Shares	Common Stock $.001 Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Deficit)	Total
BALANCE, December 31, 2003	48,524,017	$48,524	$5,247,333	$(33,155)	$770,066	$6,032,768
Capital stock issued for cash	4,945,706	4,946	6,919,042	—	—	6,923,988
Capital stock issued for assets	215,000	215	166,785	—	—	167,000
Capital stock issued for stock dividend	3,252,626	3,253	7,412,734	—	(7,415,987)	—
Capital stock issued for services	225,000	225	172,775	—	—	173,000
Capital stock issued upon conversion of notes and debentures	471,932	472	272,994	—	—	273,466
Capital stock issued upon exercise of options	1,900,000	1,900	403,100	—	—	405,000
Treasury stock purchased for cash	—			(3,196)		(3,196)
Net income	—	—	—	—	5,304,028	5,304,028

BALANCE, December 31, 2004	59,534,281	59,535	20,594,763	(36,351)	(1,341,893)	19,276,054
Treasury stock retired	(186,053)	(186)	(36,165)	36,351	—	—
Capital stock issued for cash	5,623,540	5,624	14,010,963	—	—	14,016,587
Capital stock issued for services	25,000	25	49,975	—	—	50,000
Capital stock issued upon conversion of debenture	25,000	25	49,975	—	—	50,000
Capital stock issued under stock compensation plan	214,668	215	429,669	—	—	429,884
Capital stock issued for stock dividend	4,411,970	4,412	(4,412)	—	—	—
Net loss	—	—	—	—	(403,574)	(403,574)

BALANCE, December 31, 2005	69,648,406	69,650	35,094,768	—	(1,745,467)	33,418,951
Capital stock issued for services	75,000	75	94,925	—	—	95,000
Capital stock issued under stock compensation plan	73,333	73	156,838	—	—	156,911
Cancellation of stock dividend	(19,614)	(19)	(60,626)	—	60,645	—
Net loss	—	—	—	—	(10,761,082)	(10,761,082)

BALANCE, December 31, 2006	69,777,125	$69,779	$35,285,905	$—	$(12,445,904)	$22,909,780

The accompanying notes are an integral part

of these consolidated financial statements.

ENERGYTEC, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(10,761,082)	$(403,574)	$5,304,028
Adjustments to reconcile net (loss) income to net cash used in operating activities
Capital stock issued for services	95,000	50,000	—
Capital stock issued under stock compensation plan	156,911	267,736	—
Unrealized loss on investment	—	—	1,500
Gain on sale of drilling program	—	(1,547,320)	—
Loss on disposition of assets	952,557	—	—
Gain on sale of working interests	—	(5,664,175)	(10,510,501)
Bad debt expense, joint interests	7,500,000	—	—
Depreciation, depletion and amortization	1,027,438	764,932	418,374
Impairment of long-lived assets	—	1,054,960	120,905
Changes in operating assets and liabilities
Accounts receivable, revenue	281,261	(410,405)	(229,082)
Accounts receivable, joint interests	—	—	73,051
Accounts receivable, programs	596,700	237,900	(834,600)
Accounts receivable, other	(324,210)	497,322	(491,298)
Refundable income taxes	(33,067)	(1,636,474)	—
Deposits	(13,977)	—	—
Railroad commission bond	(250,000)	—	—
Accounts receivable, related party	84,295	—	—
Accrued interest, related party	—	(4,500)	(4,795)
Prepaid expenses and other current assets	(112,746)	—	—
Accounts payable and accrued expenses	(65,907)	2,081,211	499,457
Accounts payable, revenue	538,050	220,169	1,104,314
Royalties payable	—	—	(1,008,695)
Turnkey costs payable	(1,917,222)	(1,790,033)	1,061,987
Prepaid drilling program	(395,251)	—	—
Other current liabilities	990,670	314,783	—
Federal income taxes payable	—	(1,669,977)	1,112,085
Asset retirement obligation	(419,071)	(307,001)	—
Deferred federal income taxes	(1,882,643)	525,764	934,281

Net cash flows used in operating activities	(3,952,294)	(7,418,682)	(2,448,989)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,871,827)	(22,687,015)	(12,853,233)
Proceeds from sale of working interests	—	11,714,880	16,134,708
Proceeds from sale of drilling program	—	8,000,000	—
Proceeds from sale of assets	2,235,750	—	—
Loan advanced to related party	—	—	(75,000)
Advance revenue payments	(2,899,535)	(5,320,010)	(1,481,795)

Net cash flows (used in) provided by investing activities	(3,535,612)	(8,292,145)	1,724,680

The accompanying notes are an integral part

of these consolidated financial statements.

ENERGYTEC, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(1,407,472)	(836,406)	(1,257,536)
Payments on short-term notes payable	—	—	(22,650)
Proceeds provided from borrowings on notes payable	5,391,019	—	50,000
Proceeds provided from sale of common stock	—	14,016,587	7,328,988
Payments for purchase of treasury stock	—	—	(3,196)

Net cash flows provided by financing activities	3,983,547	13,180,181	6,095,606

NET (DECREASE) INCREASE IN CASH	(3,504,359)	(2,530,646)	5,371,297
CASH, beginning	4,037,284	6,567,930	1,196,633

CASH, ending	$532,925	$4,037,284	$6,567,930

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Cash paid for interest	$354,146	$262,999	$247,595

Cash paid for income taxes	$—	$2,360,586	$1,028,151

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Capital stock issued for acquisition of assets	$—	$—	$167,000

Capital stock issued for settlement of notes payable	$—	$—	$223,466

Capital stock issued for stock dividend	$—	$4,412	$7,415,987

Capital stock issued for conversion of debenture	$—	$50,000	$50,000

Assets acquired through issuance of notes payable	$91,219	$—	$162,343

The accompanying notes are an integral part

of these consolidated financial statements.

ENERGYTEC, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

Energytec, Inc. (the Company) is a Nevada Corporation principally engaged in the acquisition, exploration and development of oil and gas properties. The Company owns and operates working interests in oil and gas properties located in the southern and northern mid-continent region, which includes Texas and Wyoming. In addition, the Company’s wholly owned subsidiary, Comanche Well Service Corporation, provides contract drilling and well operation services. On April 22, 2006, the Company formed two new wholly owned subsidiaries, Comanche Rig Services Corporation and Comanche Supply Corporation. The primary function of Comanche Rig Services Corporation is to provide contract drilling services to third parties through the utilization of the drilling rig owned by Comanche Well Service Corporation. Comanche Supply Corporation was established for the sale and distribution of enhanced oil recovery chemicals and materials related to well operation services.

Basis of Presentation and Going Concern Uncertainty

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has ongoing litigation and potential rescission liabilities as described in Note 2. At December 31, 2006, current liabilities exceeded current assets by approximately $9,000,000 and the loss for the year ended December 31, 2006, was in excess of $10,000,000.

The Company does not currently have cash reserves sufficient to meet its capital and operational expenditure budget of approximately $17,000,000 for the remainder of 2007 and to fund potential liabilities arising from litigation against Energytec. Additionally, due to the regulatory violations as described in Note 3, production has been severed on specific leases and the Company has incurred significant costs associated with bringing wells on these leases back into compliance in order to resume production. This has severely impacted the Company’s cash flow, resulting in the accumulation in 2006 of past due vendor payables of approximately $2,400,000. The Company also expects general working capital needs to total approximately $3,000,000 through the remainder of 2007.

In light of the Company’s current cash position, the reduction in revenue due to severed leases, and the uncertainties related to potential litigation and resulting liability, if any, there is substantial doubt about the Company’s ability to continue as a going concern. In the opinion of management, approximately $22,400,000 will be required during the year 2007 to fund continuing operations. The funds necessary may be reduced by the disposition of unprofitable leases. Management believes that as much as $2,200,000 may be eliminated from the 2007 budget through the disposition of such leases by the end of the second quarter of 2007, with additional savings of approximately $1,300,000 possible by the beginning of the third quarter of 2007. Management intends to focus operational and capital expenditures in areas that would result in achievement of immediate revenue and improved cash flow to the Company. By doing

ENERGYTEC, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

so, the capital and operational budget may be reduced by an additional $3,600,000. Funds to meet the remaining capital and operational expenditure budget and satisfy vendors, totaling approximately $15,300,000 are expected to be derived from operations, sale of surplus equipment and unprofitable leases, joint venture and partner financing, and debt lending or mezzanine financing (in support of drilling opportunities). Despite these alternatives, there can be no assurance that management’s efforts to achieve the foregoing objectives and adequately provide for the contingencies will be successful.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation

The accompanying consolidated financial statements include the general accounts of the Company and its wholly owned subsidiaries, Comanche Well Service Corporation (CWS), Comanche Rig Services Corporation (CRS), and Comanche Supply Corporation (CSC), each of which have year ends of December 31. All significant intercompany account balances and profits have been eliminated in the consolidation. Neither Comanche Rig Services Corporation (CRS) nor Comanche Supply Corporation (CSC) had any activity prior to 2006. During the year ended December 31, 2006, CRS recognized gross income of $50,000 and CSC recognized gross sales of $217,531 with related costs of $75,211.

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

Unproved oil and gas properties that are individually significant are assessed annually for impairment of value, and a loss is recognized at the time of impairment. (See “Impairment” below). Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated residual salvage values, are depreciated and depleted by the units-of-production method. For the years ended December 31, 2006, 2005 and 2004, the Company recorded depletion expense totaling $486,652, $250,764 and $125,437, respectively. Support equipment and other property and equipment are carried at cost and depreciated over their estimated useful lives (see below).

The Company accounts for suspended well costs in accordance with FSP FAS 19-1 “Accounting for Suspended Well Costs”. These suspended well costs are related to two wells that the Company drilled in its Wyoming Field. Under the guidelines set forth in FAS 19-1, in the opinion of management, as of December 31, 2006 and current with this filing, the Company has found a sufficient quantity of reserves to justify completion of such wells as producing wells and the Company is making sufficient progress assessing the reserves and the economic and operating viability of the Wyoming Field. Although these two wells did not establish commercial production, the Company is using these results along with new technology and reservoir analysis to establish a development plan in the Wyoming Field. During the years ended December 31, 2006, 2005

ENERGYTEC, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and 2004, the Company incurred development costs in the Wyoming Field in the amounts of $1,500, $632,374 and $620,499, respectively.

On the sale or retirement of a complete or partial unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. During the years ended December 31, 2005 and 2004, the Company sold various interests in its proved oil and gas properties and received proceeds totaling $11,714,880 and $16,134,708, respectively, and recognized gains totaling $5,664,175, and $10,510,501, respectively. During October 2005, $271,807 was received by the Company for the purchase of working interests. Specific lease and well information was not identified with regard to this sale of working interests and did not occur prior to December 31, 2005; therefore, this amount is included in “Other current liabilities” in the accompanying consolidated balance sheet as of December 31, 2005, and no gain was recognized. This amount remains outstanding at December 31, 2006. During the year ended December 31, 2005, the Company also recognized a gain on the sale of drilling sites owned by the Company included in a drilling program as described at Note 9.

The gains on sales of working interests through working interest programs for the years ended December 31, 2005 and 2004, were reflected as operating revenues because these sales were occurring in the normal course of business. During 2006, sales of working interests through working interest programs were discontinued. However, during the year ended December 31, 2006, the Company sold 100% of its remaining interest in various leases, as well as a drilling rig, vehicles, and other equipment with a cost basis of $2,772,574. The Company received proceeds totaling $2,435,750 (of which $200,000 was received subsequent to December 31, 2006) and recognized a loss totaling $336,824. Because these sales are not a part of the normal business operations, the loss is reflected as other expense in the accompanying consolidated statements of operations.

Subsequent to December 31, 2006, the Company entered into negotiations to sell 100% of its interest in certain leases with a cost basis of $1,665,733. The estimated fair value of the properties is $1,050,000. The Company recognized a loss contingency of $615,733 and reduced the cost basis to the fair market value which has been captioned as available for sale in the accompanying consolidated balance sheets. The loss is also reflected in loss on disposition of assets in the Accompanying Consolidated Statements of Operations.

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

ENERGYTEC, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Well service equipment and other depreciable assets are stated at cost. The cost of maintenance and repairs is charged to expense as incurred; significant renewals and betterments are capitalized. Depreciation is computed using an accelerated method over estimated useful lives ranging from five to seven years. For the years ended December 31, 2006, 2005 and 2004, depreciation expense totaled $524,338, $514,168, and $292,937, respectively.

Loan Origination Fee

On February 27, 2006, the Company entered into a loan agreement with Gladewater National Bank. Under this loan agreement, the Company incurred a loan origination fee in the amount of $19,736. This fee is being amortized over one year which is equivalent to the life of the loan. During the year ended December 31, 2006, amortization expenses totaled $16,448.

Revenue Recognition

The Company recognizes revenue from the sales of crude oil and natural gas when title passes to the customer. Crude oil and natural gas is sold to approximately five purchasers located in Texas. The Company receives revenues directly from the purchaser. Revenues from the production of properties in which the Company has an interest with other producers are recognized on the basis of the Company’s net working or royalty interest. Revenues owned by working interest partners are recorded as accounts payable, revenues. Lease operating expenses and capital expenditures to be borne by the working interest partners are netted against their portion of revenues.

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

ENERGYTEC, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Impairment

The Company has adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and periodically evaluates, using independent appraisals and projected undiscounted cash flows, the carrying value of its long-lived assets and proved oil and gas properties whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of are reported at the lower of carrying value or fair value less cost to sell. Fair values used for impairment identification are based on discounted cash flow amounts determined by the reserve reports. During the years ended December 31, 2005 and 2004, the Company identified and recognized impairment charges to earnings of $1,054,960 and $120,905, respectively, relating to its proved and unproved oil and gas properties. There were no impairment charges for the year ended December 31, 2006 (See Note 3). Unproved oil and gas properties are periodically assessed for impairment following the guidance provided in SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies” and FSP FAS 19-1 “Accounting for Suspended Well Costs.”

Cash and Cash Flows

For purposes of the statements of cash flows, cash includes demand deposits, time deposits and short-term liquid investments such as certificates of deposit with a maturity of three months or less when purchased. The Company maintains deposits at several financial institutions, the balances of which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). However, the Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risks from these excess deposits.

Earnings per Share

Basic earnings per share amounts are computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the periods. Diluted earnings per share amounts take into consideration all potentially dilutive common shares such as options and convertible securities.

For basic earnings per share purposes, for the year ended December 31, 2004, weighted average common stock shares outstanding totaled 58,147,096. For diluted earnings per share purposes, for the year ended December 31, 2004, weighted average common stock shares outstanding totaled 58,234,596 and included shares relating to the assumed conversion of notes and debentures and the assumed exercise of stock options. Net income for diluted earnings per share purposes includes the add back of the interest savings from the assumed conversion of notes and debentures, net of the related tax effects. The basic earnings per share for the years ended December 31, 2006 and 2005, were calculated using weighted average common stock shares

ENERGYTEC, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

outstanding totaling 69,681,395 and 65,673,277, respectively. For the year ended December 31, 2005, potentially dilutive securities were excluded from the computation as their effect is anti-dilutive. There were no outstanding potentially dilutive securities at December 31, 2006.

Accounts Receivable and Doubtful Accounts

The Company’s receivables consist primarily of amounts due from unaffiliated working interest owners and crude oil and natural gas producers. These receivables are unsecured and generally due within sixty days. At December 31, 2006, the current accounts receivable, joint interests totaled $1,375,000 and long-term receivables, joint interests, totaled $1,133,840. At December 31, 2005, the current accounts receivable, joint interests totaled $2,211,118 and long-term receivables, joint interests totaled $4,898,187. Amounts estimated to be repaid in excess of one year are classified as non-current.

The accounts receivable, joint interest balance at December 31, 2005, was due from working interest owners and resulted from revenue distributions based upon estimated production which exceeded actual production. From January 1, 2006 through February 28, 2006, additional advances were made to working interest owners totaling $2,110,004. Effective in March 2006, the Company ceased the payment of advances to working interest owners and implemented actual joint interest billings which were netted against revenue distributions prior to any payments to working interest owners. Additionally, to the extent possible, any net revenue distributions due to working interest owners who had received advance payments in excess of actual revenues due to them were applied against the outstanding accounts receivable, joint interests.

During the year ended December 31, 2006, additional joint interest receivables were recorded which were related to current year lease operating expenses and capital expenditures. Due to regulatory violations resulting in severances of certain leases and insufficient cash flow to maintain or increase production, the net revenues were not sufficient to recapture all expenditures made on behalf of working interest owners. For the year ended December 31, 2006, joint interest billings totaled $2,918,535. Joint interest billings totaling $897,673 were offset against revenue distributions, resulting in an additional current year increase to accounts receivable, joint interests of $2,020,862. Additional net revenues of $413,726 are held in legal suspense which will be available to offset accounts receivable, joint interests upon release from suspense.

At December 31, 2005, an allowance for uncollectible accounts was not recognized based upon estimates of recoverability from future net cash flows from production over a 36 month period. The Company estimated that approximately $2,200,000 would be collected through the process of applying net revenue distributions against the outstanding balances during the year ended December 31, 2006. However, due to declines in production on certain leases and a reduction in pricing for oil and gas, only $1,231,331 in outstanding joint interest receivables were collected through withholdings from net revenue distributions.

ENERGYTEC, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the accounts receivable, joint interests are summarized as follows:

Balance December 31, 2005
Accounts receivable, joint interests, current	$2,211,118
Accounts receivable, joint interests, long-term	4,898,187

7,109,305
Additional advances in January and February 2006	2,110,004
Joint interest billings in 2006	2,918,535
Joint interest billings netted against distributions in 2006	(897,673)
Collection of advances from net revenue distributions in 2006	(1,231,331)
Allowance for uncollectible accounts	(7,500,000)

Balance December 31, 2006	$2,508,840

Balance December 31, 2006
Accounts receivable, joint interests, current	$1,375,000
Accounts receivable, joint interests, long-term	1,133,840

$2,508,840

The expenditures necessary to maintain, restore, or improve production from wells which are owned primarily by non-operating working interest owners are substantial. Historically the Company has advanced these expenditures with the intention of recouping the advances for net lease operating and capital expenditures against revenue distributions. Going forward the Company plans to implement procedures for collection of outstanding accounts receivable, joint interest, if such expenditures cannot be recaptured through revenues within sixty days of incurrence. The Company believes the underlying asset basis is sufficient to support the outstanding balance. Due to insufficient capital available to reinvest to achieve increased production and analysis of profitability of the various fields, it is unlikely that the Company would put additional funds into these fields that would result in production to support a 36 month collection period. Therefore, the Company has established an allowance against the outstanding balance totaling $7,500,000.

Receivables from the sale of crude oil and natural gas may have credit risk exposure due to delays or interruptions of production, mechanical problems, damages to current producing reservoirs and government regulation, including any curtailment of production or interruption of transportation of oil or gas produced from the wells.

At December 31, 2005, the Company recorded a receivable for the sale of working interest programs. This amount represented the proceeds on the sale of working interests in the fourth

ENERGYTEC, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

quarter of 2005. These outstanding receivables were received in full subsequent to year end. The sale of working interests was recorded upon the receipt of the signed purchase agreement.

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

There would have been no effect on the Company’s net income (loss) and earnings per share for 2006, 2005 or 2004, if compensation cost had been determined based on the fair value at the grant dates in accordance with SFAS Nos. 123 and 148, “Accounting for Stock-Based Compensation”. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.38%; no expected dividends; expected lives of 3 to 4 years; and expected volatility of 32.14%.

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

ENERGYTEC, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

receivable and accounts payable approximate their carrying amounts due to the short maturity of these instruments. The carrying value of short and long-term debt also approximates fair value since their terms are similar to those in the lending market for comparable loans with comparable risks. None of these instruments are held for trading purposes.

Asset Retirement Obligations

Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”. Pursuant to this accounting standard, the Company recognized a reduction in net liabilities at December 31, 2006, of $254,944 and additional net liabilities at December 31, 2005 and 2004, of $1,628,161, and $327,016, respectively, for asset retirement obligations related to the future costs of plugging and abandoning its oil and gas properties, the removal of equipment and facilities from lease acreage and returning such land to its original condition. These costs reflect the legal obligations associated with the normal operation of oil and gas properties and were capitalized by increasing the carrying amounts of the related long-lived assets by the fair value of these obligations, discounted to their present value. These costs do not reflect any obligations associated with injection or disposal wells. Any abandonment costs associated with these wells will be expensed when incurred.

During the year ended December 31, 2006, the Company realized a reduction in the asset retirement obligation of $458,600 due to the disposal of leases which included 68 wells. Additional asset retirement obligations of $720,839 were recognized during the year ended December 31, 2006, associated with 3 additional wells drilled in the Talco Trix-Liz Field and the rising costs of plugging and abandonment. During the year ended December 31, 2005, the Company recognized additional liabilities totaling $1,872,732 associated with 20 additional wells drilled in its Talco/Trix-Liz Field and Sulphur Bluff Field, the acquisition of 61 wells in its Como Field and the rising costs of plugging and abandonment costs. Additionally, the Company expended $681,310 and $307,001 during 2006 and 2005, respectively, to plug wells in accordance with Texas Railroad Commission regulations.

The changes in the carrying amount of the Company’s asset retirement obligations for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Balance at beginning of year	$2,252,464	$624,303	$297,287
Accretion expense	164,127	62,430	29,729
Dispositions	(458,600)	—	—
Payments	(681,310)	(307,001)	—
Liabilities incurred	720,839	1,872,732	297,287

Balance at end of year	$1,997,520	$2,252,464	$624,303

ENERGYTEC, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accretion expense of $164,127, $62,430, and $29,729 is included in “Depreciation, depletion, and amortization” in the accompanying consolidated statements of operations for the years ended December 31, 2006, 2005, and 2004, respectively.

Reclassifications

Certain reclassifications have been made to prior years to conform to the 2006 presentation.

Recent Accounting Pronouncements

During June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 and is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 in the first quarter of 2007, but does not expect such adoption to have a material impact on its financial statements or disclosures.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which provides a common definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing Statement No. 157 to determine any effects the adoption might have on its financial statements and related disclosures.

The FASB also issues Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R) in September of 2006 and Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 in February 2007. The Company does not currently have a defined benefit pension plan or other postretirement plans and does not anticipate that Statement No. 158 will have any effect on the Company’s financial statements or disclosures. The Company is evaluating Statement No. 159, but is not currently involved in any hedging activities and does not anticipate any significant impact on its financial statements or disclosures as a result of adoption of Statement No. 159.

2. LITIGATION

On March 18, 2006, the Company’s Board of Directors removed the Frank W Cole Chief Executive Officer who also served as Chief Financial Officer and the Chairman of the Board, pursuant to circumstances which have been disclosed in the Company’s Form 10-K for the year ended December 21, 2005, and subsequent quarterly filings. As a result of those events and circumstances, Energytec is a party to the various legal proceedings.

ENERGYTEC, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2006, Energytec filed a lawsuit against, Mr. Cole, a former employee and seven other persons alleging the defendants engaged in activities that violated the anti-fraud prohibitions set forth in Section 10(b) of the Securities Exchange Act of 1934 and applicable state securities laws, and perpetrated common law fraud. Energytec also claims that Mr. Cole and a former employee engaged in conduct that violated their respective fiduciary and other duties to Energytec, and disclosure rules, internal control requirements, and certification requirements under the Securities Exchange Act of 1934. In addition, Energytec claims the other seven defendants received payment of commissions in violation of Section 15(a) of the Securities Exchange Act of 1934 and/or applicable state statutes, or did not disclose the commission arrangement to the brokerage firm with which they were affiliated and engaged in selling away, which is a violation of NASD regulations. In August 2006 Energytec filed an amended consolidated complaint to resolve motions previously filed by defendants to dismiss the claims against them for failure to state sufficient facts to support a cause of action. Since filing the amended consolidated compliant, one defendant answered the complaint denying the substantive allegations. All of the remaining defendants refiled motions in August and September 2006, to dismiss the claims against them for failure to state sufficient facts to support a cause of action, and Energytec responded to these motions in October 2006. The court ruled on one defendant’s motions dismissing the claim under Section 10(b) of the Securities Exchange Act, but allowing the other claims, including the claim of fraud under state law, to go forward. To date the court has not ruled on the remaining pending motions.

In June 2006, Frank W Cole and Josephine Jackson filed a lawsuit on behalf of themselves and the other Energytec shareholders alleging Energytec and its officers and directors acted improperly in removing them from office and have since acted improperly in the management of Energytec, misappropriated corporate assets, and breached their respective fiduciary duties to Energytec. In August 2006 John E. Wasson filed a petition to intervene in the case as an additional plaintiff. In July 2006, Energytec and the other defendants filed a motion to stay further proceedings in the state court case pending resolution of the proceedings in Federal court brought by Energytec as described above which was granted at the end of August 2006. In October 2006, Mr. Cole, Ms. Jackson and Mr. Wasson filed a petition for a writ of mandamus with the Fifth District Court of Appeals of the State of Texas seeking to have the order granting the stay vacated, which was subsequently denied. In December 2006, the plaintiffs filed the petition for writ of mandamus with the Texas Supreme Court, which is now pending.

In June 2006, Energytec filed a lawsuit against certain former employees of the Company alleging defendants engaged in a regular pattern of theft and conversion of Company property and resources, falsification of Company records, and breach of duties as employees to Energytec, all in violation of Texas law. No trial date has been set and the parties are now pursuing discovery. Energytec cannot predict the potential outcome of this litigation.

John J. Petito, one of the defendants in the action Energytec filed in May 2006 described above, filed a lawsuit on May 23, 2006. The lawsuit is against 17 defendants, including Energytec, each of the current directors and officers of Energytec certain employees of Energytec, a former director, and certain attorneys and law firms representing Energytec. The complaint alleges that

ENERGYTEC, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the directors and officers of Energytec conspired to drive down the price of Energytec’s common stock as part of a plan to take over control of Energytec, and used Energytec to wrongfully take money from investors and deprive them of the benefit of their investment in oil and gas working interests. The complaint seeks compensatory damages of $1 billion and punitive damages of $2.5 billion. Mr. Petito’s prayer for damages is, in Energytec’s opinion, unrealistic and devoid of merit, and the likelihood that he will recover these amounts is remote. Energytec and the other defendants have filed different motions to dismiss the complaint on a variety of grounds. Energytec’s motion to dismiss alleges the complaint fails to state a cause of action on which relief can be granted. We cannot predict at this time when the court will rule on any of the pending motions to dismiss.

On October 31, 2006, Energytec was served with a complaint filed by a New York limited liability company of which John J. Petito is the managing member. Mr. Petito is involved in other legal proceedings with Energytec as described above. The complaint alleges that in June 2005, Redwaterpet and Energytec entered into a purchase agreement under which Redwaterpet agreed to purchase for $8,000,000 a 100% working interest less a 35% net profits overriding royalty interest in certain oil and gas properties in Energytec’s Sulphur Bluff and Redwater properties in Texas. (Note 9) Redwaterpet claims Energytec breached the agreement by failing to complete assignment of the interests acquired, failing to complete drilling and development work, and failing to account to Redwaterpet for the operation of the properties. Redwaterpet seeks specific performance of the agreement with respect to assignment of the interests allegedly acquired and development of the properties, compensation for lost contractual profits, and an accounting for revenues and expenses for the properties. In December 2006, Energytec filed an answer denying the allegations of the complaint. In March 2007, Energytec filed an amended answer and counterclaim against Redwaterpet asserting in the alternative that the original purchase contract was modified and Energytec has complied with its obligations, the alleged contract is impossible to perform as demanded by Redwaterpet, Energytec is not obligated to provide further performance on the alleged contract because of illegal commissions and payments received by John J. Petito and another individual, because Frank W Cole and other parties are responsible for any damages allegedly suffered by Redwaterpet, and because Redwaterpet is obligated as the working interest owner to pay drilling and development costs to Energytec. At the time Energytec filed the amended answer, it also filed a third party complaint against Frank W Cole (individually and d/b/a/ Frank W Cole Engineering) and John J. Petito alleging that Cole and Petito conspired in a scheme to package and unlawfully sell certain interests in the Sulphur Bluff and Redwater properties to the members of Redwaterpet and that these persons are liable for any costs or damages that Energytec may suffer as a result of the Redwaterpet transaction. Third party defendant Cole filed an answer denying the allegations of the third party complaint and asserting that Mr. Cole is sued in the wrong capacity. We have yet to receive a response to the counterclaims and third party complaint from Mr. Petito. The parties are now engaged in discovery and an initial trial date has been set for October 29, 2007. We cannot predict when this matter may be resolved or what the potential outcome may be.

On February 7, 2007, Oil Is Fab & We Are Glad LLC, a New York limited liability company of which Amanda Petito is a managing member, and other individual plaintiffs filed a complaint

ENERGYTEC, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

against Energytec. In the complaint plaintiffs allege that they purchased common stock from Energytec in November 2005 at a price of $2.75 per share, at the time of purchase they were granted a contractual right to put the shares back to Energytec at a price of $3.75 per share in November 2006, they have exercised the put option, and they have not been paid the put price for the common stock in the amount of $5,799,015. On the basis of these allegations, plaintiffs claim Energytec has breached the put option contract and demand payment of $5,799,015. Alternatively, plaintiffs claim that at the time the stock was sold in 2005, Energytec made negligent misrepresentations with respect to payment of the put options and were damaged in the amount $4,252,611, which is the amount they paid for the common stock. In early March 2007, Energytec filed an answer to the complaint denying the substantive allegations and asserting that payment of the put options would be a violation of Nevada corporate law, that Frank W Cole acted without authority and in violation of law when he made the alleged put option agreements so they are void, and that unlawful commission and other payments made in connection with the sale of the shares of common stock render the alleged put option agreement unenforceable. Energytec also filed a third party complaint against Frank W Cole, persons who participated in sale of the common shares and received commission payments, and all other persons who tendered common stock to Energytec under the alleged put option. Against Cole and the commission recipients Energytec alleges they conspired in a scheme to package and unlawfully sell the shares and alleged put options. With respect to the holders of shares who tendered them under the alleged put option, Energytec seeks the same relief set forth in its answer to the original complaint. No initial trial date has been set, and we cannot predict when this matter may be resolved or what the potential outcome may be.

Potential for Additional Claims

As a result of transactions, filings, and other events that occurred as a result of the action of Frank W Cole with the participation of his assistant and others, there is a possibility additional claims could be brought against Energytec by persons who purchased oil and gas working interests from Energytec and/or Energytec common stock alleging breach of contract, violations of the registration requirements of the Securities Act of 1933 and applicable state statutes, and/or violations of the anti-fraud provisions of Federal and state securities laws and common law fraud. Any such additional claims that are directed at Energytec could also be directed at the persons who served as officers and directors during Frank Cole’s tenure as chief executive officer based on allegations that they knew or should have known of the problems and misconduct and are either equally culpable with Mr. Cole or failed to discharge their duties to Energytec and its shareholders.

Based upon advice of counsel in this matter, it is the opinion of management that it is too soon to make any determination that the occurrence of a liability on the put is probable. Therefore under guidance in SFAS No. 5, no liability has been recorded as of December 31, 2006.

Other Matters

Energytec is the subject of certain other legal matters, which it considers incidental to its business activities. It is the opinion of management that the ultimate disposition of these other matters will not have a material impact on the financial position, liquidity, or results of operations of Energytec.

ENERGYTEC, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. RESERVES

Regulatory Issues

In December 2005, the Company engaged an independent engineering firm to conduct a study of its reserves as of December 31, 2005. Pursuant to the reserve study it was determined that 23 wells were dually completed in non-permitted separately recognized reservoirs in the Talco/Trix-Liz Field without the proper permitting and spacing required by the Texas Railroad Commission (TRC). Additionally, commingling of production from permitted and non-permitted reservoirs resulted in the inability to assign reserves to either the permitted or non-permitted reservoirs causing the reserves to be substantially understated as of December 31, 2005.

During the year ended December 31, 2006, the Company resolved the commingling of production from the dually completed wells in the Trix/Liz Field by isolating the non-permitted zones in order to restore production to permitted zones. This isolation will allow the establishment of production from the legally permitted zones.

The Company also sought permits to establish production for additional reservoirs from these dually completed wells. The Company must comply with the appropriate field spacing rules which not only regulate amount of acreage, per producing reservoir, required for each well but also the space between producing wells. The previous management drilled and completed these wells without regard to securing the necessary permits for each producing reservoir and without regard to the applicable field spacing rules. The Company can petition to amend the field spacing rules in order to bring additional wells into compliance with the field spacing rules; however, this petition may not be granted to the extent necessary to return all of these dually completed wells back to production.

The Company must be in complete regulatory compliance in order to establish reserves for the leases in the Trix/Liz field. The Company has completed a significant amount of the regulatory compliance that was ignored by the previous management. At December 31, 2006, the Company was in the final phase of compliance for two out of the four significant leases contained in the Trix/Liz Field. The Company expects to receive regulatory clearing by the end of the second quarter of 2007 in order to establish reserves for these two leases. On the remaining two leases, the Company is continuing efforts to obtain permission from an offset operator and complete regulatory filings in order to reestablish production.

Change in Reserves

Included in the supplementary disclosures which have been provided in accordance with Statement of Financial Accounting Standards No. 69 “Disclosures about Oil and Gas Producing Activities” is a revision of previous quantity estimates of approximately $18,000,000. The revision effectively reflects the reclassification of proved reserves to the unproved classification due to the regulatory issues discussed above and a reclassification of five proved undeveloped locations to unproved due to the Company’s inability to currently designate capital for the recompletion of three wells and the drilling of two additional sites. These properties will be reclassified to proved undeveloped reserves pending allocation of capital to those projects. The revision also includes an adjustment to reflect the decline in oil and gas pricing at December 31, 2006, as compared to December 31, 2005.

4. CAPITAL STRUCTURE DISCLOSURES

The Company’s capital structure consists of preferred stock and a general class of common stock. The Company is authorized to issue 100,000,000 shares of all classes with 10,000,000 shares being designated as preferred stock and 90,000,000 shares being designated as common stock.

On October 7, 2005, the Company declared a seven percent stock dividend paid on October 31, 2005, to holders of record as of October 21, 2005. The stock dividend resulted in the issuance of 4,411,970 shares of the Company’s common stock valued at $4,412. On September 15, 2004,

ENERGYTEC, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company declared a six percent stock dividend paid on November 15, 2004, to holders of record as of November 1, 2004. The stock dividend resulted in the issuance of 3,252,626 shares of the Company’s common stock valued at $7,415,987. For the year ended December 31, 2004, the value of the stock issued in the stock dividends was determined based upon the market value of the stock at the close of business on the ex-dividend date. However, because the Company had a retained deficit at December 31, 2004, as a result of the 2004 stock dividend, the value of the stock issued as a dividend in 2005 was determined at par value pursuant to the requirements of the Securities Exchange Commission. No stock dividends were declared during the year ended December 31, 2006.

At December 31, 2006, no preferred shares have been issued and no series, rights or privileges have been designated. The Company’s common stock shares contain one voting right per share and contain the rights to dividends if and when declared by the Board of Directors.

5. BORROWINGS

The Company’s borrowings consist of a note payable to a bank totaling $553,958 and a letter of credit of $25,000, which secures a bond on the Company’s Wyoming properties, two vehicle loans totaling $62,084, an insurance financing agreement for $8,343, a settlement agreement on final costs of restoration and remediation totaling $412,500, and debenture notes totaling $125,000. None of these borrowings contain any significant debt covenants or restrictions on dividend payments. The letter of credit bears interest at 7.5% and was due along with all accrued interest on September 10, 2006. The Company renewed the letter of credit, extending the due date to September 10, 2007.

The vehicle loans are due in monthly installments of $1,272 and $1,262 through March 31, 2009, and bear no interest. During the quarter ended June 20, 2006, the Company renewed its automobile and fleet insurance and entered into a financing agreement which bears interest at 9.75% per annum and is due in monthly installments of $4,765 per month through March 2, 2007.

The note payable to the bank bears interest at 8% and is payable in monthly installments of $35,312 of principal plus interest. The loan is collateralized by accounts receivable and by various oil and gas properties or other equipment and matures April 2008.

On February 27, 2006, the Company entered into a loan agreement with Gladewater National Bank for $4,000,000. The loan bears interest at 1% above the Wall Street Prime Rate and matured February 27, 2007. Monthly principal payments of $80,000 plus interest were due on the 27th of each month beginning March 27, 2006 through February 27, 2007. Production payments related to the properties collateralizing the loan are deposited directly with Gladewater National Bank. Any excess funds, after the monthly principal and interest payments are available for the general use of the Company.

ENERGYTEC, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2006, the Company had an outstanding balance of $4,000,000. On February 27, 2007, the Company renewed the loan as a 48 month term loan due February 27, 2011 at prime plus 1.5%. The monthly payments will fluctuate as the prime rate fluctuates.

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

On October 19, 2006, the Company agreed to a proposed settlement of the final costs of remediation and restoration related to a November 2004 oil spill. The terms of the proposed settlement call for twenty-four equal installments of $18,750 beginning November 20, 2006. The agreement bears no interest and is not collateralized. In case of default, the Company has ten days to cure the default. Should the Company fail to make and cure three payments and those payments are outstanding at any time, the Company is subject to an accelerated judgment and the creditor could then proceed against whatever non-exempt assets are owned by the Company. (See Note 11.)

Future maturities required under the terms of the above debt are as follows:

Year Ending Amount	December 31,
2007	$1,428,815
2008	1,283,567
2009	1,027,012
2010	1,124,749
2011	197,744

$5,061,887

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

ENERGYTEC, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

debenture notes are treated as current liabilities. In each of the years ended December 31, 2005 and 2004, $50,000 of these debentures were converted into 25,000 shares of common stock.

6. RELATED PARTY TRANSACTIONS

At December 31, 2005 and 2004, the Company had a receivable from the current CEO of the Company in the amount of $84,295 and $79,795, respectively. The balance included accrued interest of $9,295 and $4,795 as of December 31, 2005 and 2004, respectively. The receivable bore interest at 6% per annum and was due on December 31, 2006. Effective December 31, 2006, the Board of Directors approved payment of a bonus to the current CEO in the amount of $88,795, paid through cancellation of all principal and interest owed to the Company. This amount is included in the CEO’s taxable income for 2006. On December 14, 2005, the current CEO, purchased from the Company, a vehicle which had been provided for his use. The vehicle was damaged in a storm. The Company was reimbursed for the salvage value of the vehicle as determined by the insurance claims adjuster. The Company no longer provides a vehicle for the use of any officers.

During the first quarter of 2006, the Company paid $86,365 to various vendors to plug wells which were operated by Frank W Cole Engineering, but which were not owned by the Company. Energytec has received no compensation or reimbursement from Frank W Cole Engineering for these expenditures. Additionally, upon his termination on March 18, 2006, Frank W Cole was allowed to keep the automobile that had been provided for his use by the Company. The value of the car on March 18, 2006, was $7,782.

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

The Company’s provision for income taxes reflects the federal income taxes calculated at the statutory rates and the states taxes calculated at the statutory rates net of any federal income tax benefit of approximately 35%. The Company’s statutory rate and effective tax rate are the same except for the year ended December 31, 2006. A reconciliation of income tax expense at the statutory federal and state income tax rates to income tax expense at the Company’s effective tax rate for the years ended December 31, 2006, 2005 and 2004 is as follows:

ENERGYTEC, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Years Ended
	2006	2005	2004
Income tax at statutory rates	$(5,009,643)	$(217,068)	$2,887,826
State taxes, net of federal benefit	—	(240)	155,355
Nondeductible and other	—	—	3,719
Allowance for deferred tax asset	1,457,459	—	—

(Benefit) Provision for income taxes	$(3,552,184)	$(217,308)	$3,046,900

The provision for federal income tax included both current and deferred taxes for the years ended December 31, 2006, 2005 and 2004 as follows:

	For the Years Ended
	2006	2005	2004
Current income tax (benefit) expense	$(1,669,541)	$(742,832)	$1,953,548
Deferred income tax (benefit) expense	(1,882,643)	525,764	934,278

Income tax (benefit) expense at statutory rates	$(3,552,184)	$(217,068)	$2,887,826

The following temporary differences gave rise to the deferred tax asset and liability at December 31:

	2006	2005
Deferred tax asset:
Balance, January 1	$440,028	$210,385
Valuation allowance	(1,457,459)	—
Effect of net operating loss	3,761,726	—
Effect of impairment of long-lived assets not currently deductible	—	229,643

Net deferred tax asset	2,744,295	440,028

Deferred tax liability:
Balance, January 1	2,322,671	1,567,264
Effect of intangible drilling costs expensed for tax purposes which were capitalized for financial statement purposes	421,624	755,407

Gross deferred tax liability	2,744,295	2,322,671

Net deferred tax liability	$—	$1,882,643

ENERGYTEC, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The deferred tax asset arises from impairment recognized for financial statement purposes, but not expensed for Federal tax purposes and the effect of net operating losses which will expire in 2026. The deferred tax liability arises from intangible drilling costs deductible for tax purposes. These costs are capitalized and depleted over the life of the oil and gas reserves for financial statement purposes. No valuation allowance has been provided as of December 31, 2005, because the impairment costs will be fully deductible for tax purposes upon the termination of the lease. However, at December 31, 2006, a valuation allowance has been provided against the future realization of the net operating losses to the extent that they cannot be applied against the deferred tax liability as of December 31, 2006.

8. STOCK GRANTS

On March 15, 2005, the Company granted certain employees the rights to restricted common stock shares totaling 644,000 shares, vesting equally in January of each of the years 2006, 2007 and 2008. Pursuant to SFAS No. 123R, these nonvested, restricted shares will be recognized as compensation expense over the periods in which the services are provided and in which the shares vest at their fair value, which is the same amount for which similarly restricted shares would be issued to third parties. The stock was valued at $2.31 per share which approximated the per share price of restricted common stock sold in a private placement during the same time period. As of January 1, 2006, 214,667 shares vested. Compensation expense of $267,736 was recognized for the year ended December 31, 2005. Additional compensation of $162,148 was capitalized and is included in “Well service and related equipment” in the accompanying consolidated financial statements.

Subsequent to December 31, 2005, four of the employees were terminated. Under the stock compensation plan the unvested shares available to these employees are forfeited if the employees resign or are terminated prior to December 31 of the vesting year. The stock was eligible for the stock dividend granted in 2005 as discussed in Note 4. However, upon the termination of the employees as described above, the related stock dividend, totaling 19,614 shares, was also cancelled and is reflected as a reduction in the common shares outstanding as of December 31, 2006. The balance of shares available to employees remaining in the plan totaled 146,666 shares. On January 1, 2007, 73,333 shares vested. Compensation expense of $156,911 was recognized for the year ended December 31, 2006. The remaining 73,333 shares will vest January 1, 2008.

Shares Issued for Services

During the years ended December 31, 2005 and 2004, the Company also issued 25,000 and 225,000 common stock shares to nonemployees, respectively, in exchange for services. These services were recorded at their fair value of $50,000 and $173,000, respectively, and were charged to expense. On July 7, 2006, 75,000 shares of the Company’s common stock were issued to an employee of the Company in exchange for services rendered which were recorded at their fair value of $95,000.

ENERGYTEC, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Drilling Program

During 2005, the Company entered into an agreement to sell well sites and drill seven wells in two of its fields for $8,000,000. This agreement is the subject of litigation as described in Note 2.

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

Comanche Well Service provides the drilling services and bills for these services based upon average market day rates plus expenses. As wells are drilled, the liability is reduced by direct drilling costs plus a standard daily drilling rate of $3,000 per day. The gain on the sale of the well sites is recognized as wells are completed. Through December 31, 2005, the Company recognized a gain of $1,547,320 on the sale of the first three well sites and related drilling revenues and direct costs of $1,200,000. The consolidated financial statements reflected a remaining prepaid drilling program liability in the accompanying consolidated balance sheet at December 31, 2005, of $4,452,680. During the year ended December 31, 2006, additional drilling revenues and direct costs totaling $395,251 were incurred in association with the completion and remediation of the first three wells. The liability was reduced accordingly, resulting in a remaining prepaid drilling program liability of $4,057,429 at December 31, 2006.

10. COMMITMENTS AND CONTINGENCIES

Leases

On November 27, 2006, the Company entered into an agreement to lease office facilities in Plano, Texas leased under a sixty-four month operating lease agreement. The Company moved into the new space on February 15, 2007. The lease agreement provides for a free rental period through June 15, 2007. The agreement expires June 20, 2012, and provides for base monthly rental payments of $7,183 for the first 24 months of the agreement, $7,350 for the following 24 months, and $7,517 for the final 16 months of the lease. The Company also rents office space for two of its district offices on a month to month basis. These are expected to be renewed in the ordinary course of business. During the years ended December 31, 2006, 2005 and 2004, rent expense totaled $150,751, $125,392, and $114,502, respectively.

Workers Compensation Claims

The Company has historically provided for expenses from work related injuries through self-insured payments. The expense related to workers compensations claims totaled $268,702, $61,705 and $3,190 for the years ended December 31, 2006, 2005 and 2004, respectively.

ENERGYTEC, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal Matters

The Company has filed various complaints and is the defendant in various actions as disclosed in Note 2.

Put Option

In connection with a private placement of the Company’s common stock, which ended December 22, 2005, investors were given a contractual right to put the shares back to Energytec on November 15, 2006, at a price of $3.75 per share if the per share market price does not exceed $3.75 per share at the close of business on November 14, 2006. These put options are the subject of litigation as disclosed at Note 2.

Concentrations of Risk

During the year ended December 31, 2006, three customers accounted for 67%, 15%, and 10% of the Company’s oil and gas sales.

During the year ended December 31, 2005, four customers accounted for 30%, 26%, 22% and 11% of the Company’s oil and gas sales.

During the year ended December 31, 2004, four customers accounted for 42%, 25%, 12% and 12% of the Company’s oil and gas sales.

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

ENERGYTEC, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2004, an oil spill of eight barrels occurred on land where one of the Company’s wells is located. The remediation and restoration of the land is governed by the Texas Railroad Commission (TRC) and other attendant regulatory authorities. During November and December 2004, the Company incurred approximately $520,000 of costs related to the clean up. During the year ended December 31, 2005, an additional $2,365,242 of such costs were incurred and paid or accrued. This amount includes $325,000 to cover remediation and restoration of the area pursuant to various regulatory authorities. These payments were made in addition to the work performed that was necessary for release and clearance from the TRC and the EPA. An additional $100,000 was accrued as of March 31, 2006, and was subsequently paid. The Company has negotiated with the landowner and the State of Texas to reach a final determination of the costs of remediation and restoration. The final settlement has been recorded as an expense with the related obligation included in notes payable. (Note 5)

ENERGYTEC, INC.

AND SUBSIDIARIES

Supplemental Information (Unaudited)

For the Years Ended December 31, 2006, 2005 and 2004

The following supplemental oil and gas information is provided in accordance with Statement of Financial Accounting Standards No. 69 “Disclosures about Oil and Gas Producing Activities (SFAS 69). The Company has properties in the United States.

	2006	2005	2004
Capitalized Costs Relating to Oil and Gas Producing Activities at December 31, 2006, 2005 and 2004
Unproved oil and gas properties	$21,307,272	$19,604,736	$2,804,346
Proved oil and gas properties	9,567,887	11,698,473	11,878,348
Gas pipeline	1,640,238	1,595,979	1,559,107
Support equipment and facilities	4,341,592	5,546,771	2,331,117

	36,856,989	38,445,959	18,572,918

Less accumulated depreciation, depletion, and amortization	1,991,302	1,568,255	900,104

Net capitalized costs	$34,865,687	$36,877,704	$17,672,814

Costs Incurred in Oil and Gas Producing Activities For the Years Ended December 31, 2006, 2005 and 2004
Property acquisition costs
Proved	$—	$6,356,923	$765,900
Unproved	$—	$—	$—
Exploration costs	$—	$—	$1,825,083
Development costs	$3,061,327	$15,164,381	$3,427,271

Results of Operations for Oil and Gas Producing Activities For the Years Ended December 31, 2006, 2005 and 2004
Oil and gas sales	$4,379,501	$2,140,179	$2,362,315
Production costs	2,166,759	1,304,158	1,914,795
Depreciation, depletion and amortization	486,652	250,764	125,437

	1,726,090	585,257	322,083
Income tax expense	604,132	204,840	112,729

Results of operations for oil and gas producing activities (excluding corporate overhead and financing costs)	$1,121,958	$380,417	$209,354

ENERGYTEC, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Information (Unaudited) (Continued)

For the Years Ended December 31, 2006, 2005 and 2004

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

	2006 Total		2005 Total		2004 Total
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Proved Developed and Undeveloped Reserves
Beginning of year	1,111,239	1,942,002	717,616	4,060,137	1,847,250	7,285,761
Revisions of previous estimates (Note 3)	(87,424)	(1,535,085)	78,431	139,885	(365,269)	(3,122,035)
Improved recovery	—	—	—	—	—	—
Purchases of minerals in place	—	—	723,945	—	379,502	—
Extensions and discoveries	—	—	—	—	—	—
Production	(80,318)	(50,842)	(37,935)	(64,767)	(24,615)	(103,052)
Sales of minerals in place	—	—	(37,935)	(2,193,523)	(1,121,252)	—
End of year	943,497	356,075	1,111,239	1,942,002	715,614	4,060,674
Proved Developed Reserves
Beginning of year	859,372	575,798	372,165	376,577	1,093,650	326,534
End of year	915,152	356,075	859,377	575,798	372,165	376,577

ENERGYTEC, INC.

AND SUBSIDIARIES

Supplemental Information (Unaudited) (Continued)

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Standardized Measure of Discounted Future Net Cash Flows at December 31, 2006, 2005 and 2004
Future cash inflows	$40,566,986	$72,027,723	$51,502,278
Future production costs	(18,882,943)	(29,947,565)	(9,085,501)
Future development costs	(90,600)	(95,000)	(4,087,500)
Future asset retirement obligations	(3,458,000)	(4,165,000)	(4,000,000)
Future income tax expenses	(6,347,405)	(13,237,055)	(12,015,247)

	11,788,038	24,583,103	22,314,030
Future net cash flows
10% annual discount for estimated timing of cash flows	(2,821,963)	(5,881,887)	(5,341,801)

Standardized measures of discounted future net cash flows relating to proved oil and gas reserves	$8,966,075	$18,701,216	$16,972,229

The following reconciles the change in the standardized measure of discounted future net cash flows for the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Beginning balance, January 1, 2006, 2005 and 2004	$18,701,216	$16,972,229	$26,754,470
Sales of oil and gas produced, net of production costs	(2,212,742)	(836,021)	(279,168)
Development costs incurred during the year which were previously estimated	—	—	3,040,000
Net change due to extensions, discoveries, and improved recovery	—	—	2,215,453
Net change in estimated future development costs	4,400	3,992,500	3,232,118
Net change in estimated asset retirement obligation	707,000	(165,000)	(2,000,000)
Revisions of previous quantity estimates (Note 3)	(18,183,373)	(240,590)	1,264,630
Net change from purchases and sales of minerals in place	—	739,992	(27,259,313)
Accretion of discount	3,059,924	(540,086)	3,078,841
Net change in income taxes	6,889,650	(1,221,808)	6,925,198
Other	—	—	—

Ending balance, December 31, 2006, 2005 and 2004	$8,966,075	$18,701,216	$16,972,229