Form 10-Q
period 2007-03-31
ENERGYTEC INC
filed 2007-05-10
CIK 1202963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007.

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934

For the transition period from              to

Commission File No. 0-50072

Energytec, Inc.

(Exact name of registrant as specified in its charter)

Nevada	75-2835634
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4965 Preston Park Blvd., Suite 270 E Plano, Texas 75093

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 69,851,545 shares of common stock as of May 11, 2007.

TABLE O F CONTENTS

ENERGYTE C, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2007 (Unaudited) and December 31, 2006

ASSETS

	March 31, 2007	December 31, 2006
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$174,531	$532,925
Accounts receivable, revenue	499,935	598,322
Accounts receivable, joint interests	1,375,000	1,375,000
Accounts receivable, other	209,010	388,948
Refundable income taxes	1,669,541	1,669,541
Prepaid expenses	187,445	112,746

TOTAL CURRENT ASSETS	4,115,462	4,677,482

PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts	30,916,482	30,875,159
Oil and gas properties, available for sale	1,050,000	1,050,000
Gas pipeline	1,640,238	1,640,238
Oil and gas supplies	344,270	344,270
Well service and related equipment	4,376,369	4,468,262

	38,327,359	38,377,929

Less accumulated depreciation, depletion and amortization	2,336,794	2,173,695

NET PROPERTY AND EQUIPMENT	35,990,565	36,204,234

OTHER ASSETS
Railroad commission bond	250,000	250,000
Loan origination fee, net of amortization of $19,731 and $16,448, respectively	—	3,288
Deposits	9,150	13,977
Deferred tax asset, net of valuation allowance of $1,802,607 and $1,457,459, respectively	—	—
Long-term receivables, joint interests, net of allowance of $7,500,000	1,503,496	1,133,840

TOTAL OTHER ASSETS	1,762,646	1,401,105

	$41,868,673	$42,282,821

(Continued)

ENERGYTEC, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

March 31, 2007 (Unaudited) and December 31, 2006

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2007	December 31, 2006
	(Unaudited)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,268,006	$3,163,215
Accounts payable, revenue	2,417,073	1,862,533
Turnkey costs payable	1,800,004	1,800,004
Prepaid drilling program	4,057,429	4,057,429
Other current liabilities	1,305,453	1,305,453
Debenture bonds	125,000	125,000
Notes payable, current maturities	1,660,775	1,428,815

TOTAL CURRENT LIABILITIES	14,633,740	13,742,449

LONG-TERM LIABILITIES
Notes payable, net of current maturities	3,242,209	3,633,072
Asset retirement obligations	2,069,755	1,997,520
Deferred federal income taxes	—	—

TOTAL LONG-TERM LIABILITIES	5,311,964	5,630,592

TOTAL LIABILITIES	19,945,704	19,373,041

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock (10,000,000 shares authorized, none issued and outstanding, $.001 par)	—	—
Common stock (90,000,000 shares authorized, 69,795,542 issued and 69,795,542, outstanding and 69,777,125 issued and 69,777,125 outstanding, respectively, $.001 par)	69,797	69,779
Additional paid-in capital	35,322,720	35,285,905
Retained deficit	(13,469,548)	(12,445,904)

TOTAL SHAREHOLDERS’ EQUITY	21,922,969	22,909,780

	$41,868,673	$42,282,821

The accompanying notes are an integral part

of these consolidated financial statements.

ENERGYTEC, INC.

AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

For the Three Months Ended March 31, 2007 and 2006 (Unaudited)

	Three Months Ended
	2007	2006
REVENUES
Oil and gas revenue	$687,348	$1,208,824
Well service revenue	552,416	1,177,878
Gas sales	406,989	709,990
Drilling revenue	—	—
Miscellaneous income	53,855	3,650

TOTAL REVENUES	1,700,608	3,100,342

EXPENSES
Oil and gas lease operating expenses	422,390	414,503
Well service expenses	874,604	1,981,047
Gas purchases	396,207	701,516
Drilling expenses	—	—
Oil and gas supply expenses	—	30,317
Depreciation, depletion and amortization	259,790	256,568
Impairment of long-lived assets	—	—
Environmental remediation	—	109,854
Interest expense	107,878	36,495
General and administrative expenses	644,925	792,426

TOTAL EXPENSES	2,705,794	4,322,726

(LOSS) INCOME FROM OPERATIONS	(1,005,186)	(1,222,384)

OTHER INCOME (EXPENSE)
Interest income	335	2,892
Loss on disposition of assets	(18,793)	—

TOTAL OTHER INCOME (EXPENSE)	(18,458)	2,892

(LOSS) INCOME BEFORE PROVISION
(BENEFIT) FOR INCOME TAXES	(1,023,644)	(1,219,492)

(BENEFIT) PROVISION FOR INCOME TAXES	—	(426,822)

NET (LOSS) INCOME	$(1,023,644)	$(792,670)

LOSS PER SHARE
Basic	$(0.01)	$(0.01)

Diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES
OUTSTANDING	69,780,195	69,651,476

The accompanying notes are an integral part

of these consolidated financial statements.

ENERGYTEC, INC.

AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Year Ended December 31, 2006, and Three Months Ended March 31, 2007 (Unaudited)

	Number of Common Shares	Common Stock $.001 Par Value	Additional Paid-In Capital	Retained Deficit	Total
BALANCE, December 31, 2005	69,648,406	$69,650	$35,094,768	$(1,745,467)	$33,418,951

Capital stock issued for services	75,000	75	94,925	—	95,000
Capital stock issued under stock compensation plan	73,333	73	156,838	—	156,911
Cancellation of stock dividend	(19,614)	(19)	(60,626)	60,645	—
Net loss	—	—	—	(10,761,082)	(10,761,082)

BALANCE, December 31, 2006	69,777,125	69,779	35,285,905	(12,445,904)	22,909,780

Capital stock issued under stock compensation plan	18,417	18	36,815		36,833
Net loss				(1,023,644)	(1,023,644)

BALANCE, March 31, 2007	69,795,542	$69,797	$35,322,720	$(13,469,548)	$21,922,969

The accompanying notes are an integral part

of these consolidated financial statements.

ENERGYTE C, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2007 and 2006 (Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,023,644)	$(792,670)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Acquisition of Railroad Commission Bond	—	(250,000)
Capital stock issued under stock compensation plan	36,833	36,834
Loss on disposition of assets	18,793	—
Depreciation, depletion and amortization	259,790	212,659
Changes in operating assets and liabilities
Accounts receivable, revenue	98,387	(59,038)
Accounts receivable, programs	—	596,700
Accounts receivable, other	179,938	(57,859)
Deposits	4,826	—
Accrued interest, related party	—	(1,125)
Prepaid expenses and other current assets	(74,699)	(168,850)
Accounts payable and accrued expenses	104,793	(104,178)
Accounts payable, revenue	554,540	(304,060)
Turnkey costs payable	—	(1,204,583)
Other current liabilities	—	958,024
Deferred federal income taxes	—	(426,822)

Net cash flows provided by (used in) operating activities	159,557	(1,564,968)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(63,491)	(2,435,446)
Proceeds from sale of assets	74,100	—
Advance revenue payments	(369,656)	(2,110,004)

Net cash flows used in investing activities	(359,047)	(4,545,450)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(249,167)	(123,047)
Proceeds provided from borrowings on notes payable	90,263	99,825
Proceeds provided from draws on line of credit	—	2,980,269
Payments on line of credit	—	(80,000)

Net cash flows (used in) provided by financing activities	(158,904)	2,877,047

NET DECREASE IN CASH	(358,394)	(3,233,371)

CASH, beginning	532,925	4,037,284

CASH, ending	$174,531	$803,913

(Continued)

ENERGYTEC, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

For the Three Months Ended March 31, 2007 and 2006 (Unaudited)

	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Cash paid for interest	$107,878	$36,495

Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired through issuance of notes payable	$—	$91,219

Loan origination fee taken from draw on line of credit	$—	$19,731

The accompanying notes are an integral part

of these consolidated financial statements.

E NERGYTEC, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

1. BASIS OF PRESENTATION

These condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods reported. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Certain reclassifications of prior year data have been made to conform to 2007 classifications. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report filed on Form 10-K with the Securities and Exchange Commission April 17, 2007. The Company’s exploration and production activities are accounted for under the “successful efforts” method.

2. LOSS PER SHARE

Basic earnings (loss) per share amounts are computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock shares outstanding during the periods. Diluted earnings (loss) per share amounts take into consideration all potentially dilutive common shares such as options and convertible securities.

For basic earnings (loss) per share purposes, for the three months ended March 31, 2007 and 2006, weighted average common stock shares outstanding totaled 69,780,195 and 69,651,476, respectively. Net income (loss) for diluted earnings per share purposes includes the add back of the interest savings from the assumed conversion of notes and debentures, net of the related tax effects. For the three months ended March 31, 2006, potentially dilutive securities are excluded from the computation as their effect is anti-dilutive. There were no potentially dilutive securities outstanding at March 31, 2007.

3. ASSET RETIREMENT OBLIGATIONS

Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”. Pursuant to this accounting standard, the Company recognized a reduction in net liabilities at December 31, 2006, of $254,944 for asset retirement obligations related to the future costs of plugging and abandoning its oil and gas properties, the removal of equipment and facilities from lease acreage and returning such land to its original condition. These costs reflect the legal obligations associated with the normal operation of oil and gas properties and were capitalized by increasing the carrying amounts of the related long-lived assets by the fair value of these obligations, discounted to their present value. The changes in the carrying amount of the Company’s asset retirement obligations for the three months ended March 31, 2007 and year ended December 31, 2006, are as follows.

	2007	2006
Balance at beginning of period	$1,997,520	$2,252,464

Accretion expense	72,235	164,127

Dispositions	—	(458,600)

Payments	—	(681,310)

Liabilities incurred	—	720,839

Balance at end of period	$2,069,755	$1,997,520

Accretion expense of $72,235 and $164,127 is included in “Depreciation, depletion, and amortization” in the accompanying consolidated statements of operations.

4. BORROWINGS

The Company’s borrowings consist of two notes payable to banks totaling $4,376,988 and a letter of credit of $25,000, which secures a bond on the Company’s Wyoming properties, two vehicle loans totaling $54,482, an insurance financing agreement for $90,263, a settlement agreement on final costs of restoration and remediation totaling $356,250, and debenture notes totaling $125,000. None of these borrowings contain any significant debt covenants or restrictions on dividend payments. The letter of credit bears interest at 7.5% and IS due along with all accrued interest on September 10, 2007.

The vehicle loans are due in monthly installments of $1,272 and $1,262 through March 31, 2009, and bear no interest. During March 2007, the Company renewed its general liability insurance and entered into a financing agreement which bears interest at 8.5% per annum and is due in monthly installments of $10,388 per month through December 24, 2007.

The note payable to the bank bears interest at 8% and is payable in monthly installments of $35,312 of principal plus interest. The loan is collateralized by accounts receivable and by various oil and gas properties or other equipment and matures April 2008. The balance at March 31, 2007, was $448,023.

On February 27, 2007, the Company renewed its loan with Gladewater National Bank, with an outstanding balance of $4,000,000, as a 48 month term loan due February 27, 2011 at prime plus 1.5%. The monthly payments will fluctuate as the prime rate fluctuates. The balance outstanding at March 31, 2007, was $3,928,965.

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

Future maturities required under the terms of the above debt are as follows:

Year Ending Amount	March 31,
2008	$1,660,775
2009	1,134,316
2010	1,052,070
2011	1,055,822

$4,902,983

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

The Company’s provision for income taxes reflects the federal income taxes calculated at the statutory rates and state taxes calculated at the statutory rates net of any federal income tax benefit. The Company’s statutory rate and effective tax rate are approximately 35%. A reconciliation of income tax expense at the statutory federal and state income tax rates to income tax expense at the Company’s effective tax rate for the three months ended March 31, 2007 and 2006 is as follows:

	Three Months Ended March 31,
	2007	2006
Income tax, benefit statutory rates	$358,276	$426,822
Valuation allowance	(358,276)	—
State taxes, net	—	—

Benefit of income taxes	$—	$426,822

The provision for federal income tax included both current and deferred taxes for the three months ended March 31, 2007, and 2006, as follows:

	2007	2006
Current income tax benefit (expense)	$371,404	$746,203
Deferred income tax benefit (expense)	(13,128)	(319,381)

Income tax benefit (expense) at statutory rates	$358,276	$426,822

The following temporary differences gave rise to the deferred tax asset and liability at:

	March 31, 2007	December 31, 2006
Deferred tax asset:
Balance, January 1	$2,744,295	$440,028
Valuation allowance	(345,148)	(1,457,459)
Effect of impairment of long-lived assets not currently deductible	—	—
Effect of current year net loss	358,276	3,761,726

Net deferred tax asset	2,757,423	2,744,295

Deferred tax liability:
Balance, January 1	2,744,295	2,322,671
Effect of intangible drilling costs expensed for tax purposes which were capitalized for financial statement purposes	13,128	421,624

Gross deferred tax liability	2,757,423	2,744,295

Net deferred tax liability	$—	$—

The deferred tax asset arises from impairment recognized for financial statement purposes, but not expensed for Federal tax purposes and the effect of net operating losses which will begin to expire in 2026. The deferred tax liability arises from intangible drilling costs deductible for tax purposes. These costs are capitalized and depleted over the life of the oil and gas reserves for financial statement purposes. At December 31, 2006 and March 31, 2007, a valuation allowance has been provided against the future realization of the net operating losses to the extent that they cannot be applied against the deferred tax liability.

6. COMMITMENTS AND CONTINGENCIES

Put Option

On February 7, 2007, Oil Is Fab & We Are Glad LLC, a New York limited liability company of which Amanda Petito is a managing member, and other individual plaintiffs filed a complaint against Energytec. In the complaint plaintiffs allege that they purchased common stock from Energytec in November 2005 at a price of $2.75 per share, at the time of purchase they were granted a contractual right to put the shares back to Energytec at a price of $3.75 per share in November 2006, they have exercised the put option, and they have not been paid the put price for the common stock in the amount of $5,799,015. On the basis of these allegations, plaintiffs claim Energytec has breached the put option contract and demand payment of $5,799,015. Alternatively, plaintiffs claim that at the time the stock was sold in 2005, Energytec made negligent misrepresentations with respect to payment of the put options and were damaged in the amount $4,252,611, which is the amount they paid for the common stock. In early March 2007, Energytec filed an answer to the complaint denying the substantive allegations and asserting that payment of the put options would be a violation of Nevada corporate law, that Frank W Cole acted without authority and in violation of law when he made the alleged put option agreements so they are void, and that unlawful commission and other payments made in connection with the sale of the shares of common stock render the alleged put option agreement unenforceable. Energytec also filed a third party complaint against Frank W Cole, persons who participated in sale of the common shares and received commission payments, and all other persons who tendered common stock to Energytec under the alleged put option. Against Cole and the commission recipients Energytec alleges they conspired in a scheme to package and unlawfully sell the shares and alleged put options. With respect to the holders of shares who tendered them under the alleged put option, Energytec seeks the same relief set forth in its answer to the original complaint. No initial trial date has been set, and we cannot predict when this matter may be resolved or what the potential outcome may be.

Legal Matters

The Company has filed various complaints and is the defendant in various actions as discussed in PART II. ITEM 1. LEGAL PROCEEDINGS.

ITEM 2. MA NAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

Energytec, Inc. was formed under the laws of the state of Nevada in July 1999. Energytec was formed for the purpose of engaging in oil and gas producing activities through the acquisition of oil and gas properties that have previously been the object of exploration or producing activity, but which are no longer producing or operating due to abandonment or neglect. The traditional focus of the Company has been the production of remaining recoverable hydrocarbons that can be developed through conventional and non-conventional improvement methods and production enhancement techniques. We own working interests in 60,701 acres of oil and gas leases in Texas and Wyoming. Our wholly owned subsidiary, Comanche Well Service Corporation, became the operator of all properties owned by Energytec on April 1, 2006, by posting a cash bond of $250,000 with the Texas Railroad Commission. During 2006 the Company extensively evaluated existing non-operational wells, determining the potential for placing those back on production. Options considered included joint ventures, farm-outs, or other partnering arrangements. Through this analysis process we have determined that any incremental production that could be realized from certain unprofitable fields and problematic wells may not justify the expenditures that would be necessary to realize such production. During 2007, we intend to continue the evaluation of fields and wells that show the potential for profitability through enhanced recovery methods and to evaluate opportunities beyond those associated with current oil and gas properties held by the Company.

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

It is the opinion of management that the Company will need to expand its activities beyond its traditional focus and divest unprofitable properties in order to improve results of operations. In the Company’s annual report filed on April 17, 2007, under PART I. ITEM 1. BUSINESS we discussed our plan and approach to the business which addresses a diversification of the Company’s positions and opportunities for growth. The Company is faced with uncertainties related to litigation as discussed in PART II. ITEM 1. LEGAL PROCEEDINGS and related to contingencies, the outcome of which cannot be accurately predicted. But as we move forward with the evaluation and possible divestiture of unprofitable properties, our abilities to enter into new opportunities will come into focus more clearly and we should be able to attract potential joint ventures and strategic partner arrangements to implement plans for restructure and growth.

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

The Company must be in complete regulatory compliance in order to establish reserves for the leases in the Trix/Liz field. The Company has completed a significant amount of the regulatory compliance that was ignored by the previous management. At

December 31, 2006, the Company was in the final phase of compliance for two out of the four significant leases contained in the Trix/Liz Field. The Company expects to receive regulatory clearing by the end of the second quarter of 2007 in order to establish reserves for these two leases. On the remaining two leases, the Company is continuing efforts to obtain permission from an offset operator and complete regulatory filings in order to reestablish production

Results of Operations

Revenue

For the three months ended March 31, 2007, oil and gas revenue has decreased from $1,208,824, for the three months ended March 31, 2006, to $687,348, a 43% decrease. During the quarter ended March 31, 2006, the Company reflected the first full quarter of production from its Como field which was acquired in the fourth quarter of 2005. During 2006, production and oil and gas revenue reflected increases over 2005 due to the addition of this property. However, regulatory violations (as discussed above) resulting in lease severances in other fields resulted in declining production and revenues in those areas. The three months ending March 31, 2007 as compared to March 31, 2006, is the first period in which the production from the Como field is included for both years. The decline from 2006 to 2007 reflects the effect of the severances and reduced production in other fields. In addition to severances, production has declined primarily due to a lack of capital to fund even routine maintenance and workovers which exacerbates the declining revenues and has affected production across all fields. Additionally, the average oil price over the first three months of 2007 was approximately $10.71 per barrel lower than the comparable period in 2006. The following table shows the gross and net oil and gas production for each month in the three-month period ended March 31, 2007.

	Oil (Bbl)		Gas (Mcf)
Month in 2007	Gross	Net	Gross	Net
January	18,229	6,399	23,129	3,038

February	13,505	5,392	13,193	2,307

March	14,402	4,886	17,763	3,824

As we have evaluated the capabilities of various wells, we have found their production potential to be substantially less than estimated and reported by previous management. At the end of the first quarter of 2007, the Company was averaging slightly more than 400 BOPD and slightly more than 600 MDFPD. The following chart reflects the steady decline in the oil production and the sporadic gas production through May 6, 2007.

Well service activities have also slowed due to regulatory issues and capital needs. For the three months ended March 31, 2007, well service revenue decreased $625,462 from $1,177,878 for the same period of the prior year, a 53% decrease. There is a corresponding decrease in well service expenses due to the curtailment of activity and a workforce reduction. Through March 31, 2007, the number of employees was reduced to 68 full time production and support employees in Comanche Well Service Corporation. On April 10, 2007, the Company terminated approximately 20 non-essential field personnel, consisting primarily of mechanics and welders after an evaluation of the Company’s need for these services. For the year ended December 31, 2006, the growth in well services expenses was slowed significantly and management continues to evaluate the well service operations for opportunities to further curtail and/or recoup costs. For the period ended March 31, 2006, the Company incurred a loss on well service activities of approximately $803,000. For the same period in 2007, the loss from well service activities has been reduced to approximately $322,000.

For the three months ended March 31, 2007, gas sales decreased by 43%, to $406,989 from $709,990 from the same period in 2006. Gas purchases also decreased by 43% from $701,516 for the three months ended March 31, 2006 to $396,207 for the three months ended March 31, 2007. The net revenues for the three months March 31, 2007, were $10,782 and as compared to $8,474 for the same period in 2006.

Oil and gas expenses

For the three months ended March 31, 2007, the lease operating expenses have increased from $414,503 at March 31, 2006, to $422,390. This is an increase of 2%. Although the lease operating expenses are higher than the comparable period for the prior year, expenses are being captured and billed to all working interest owners in proportion to their ownership interests. During the three months ended March 31, 2007, the lifting costs per barrel averaged $7.27 for a total of $130,923. Lease operating expenses for the three months ended March 31, 2007 also include $291,558 of costs associated with non-producing wells. Lease operating expenses as compared to oil and gas revenues appear to be high due to the expenses on these non-producing wells, creating a high ratio of expense to revenue. Until additional wells are recompleted and brought onto production, the costs as a percentage of the revenue will continue to be higher than industry norms. Additionally, the costs of maintaining non-producing wells, until we can plug them in accordance with RRC requirements will inflate the lease operating expenses.

General and administrative

General and administrative expenses decreased 19% from $792,429 for the three months ended March 31, 2006, to $644,925 for the same period in 2007. Salaries and consulting fees decreased by approximately $56,000 and $76,000, respectively, from March 31, 2006 to the same period in 2007. Rent declined by approximately $41,000 over the same period. Legal and professional fees increased by approximately $23,000 from March 31, 2006 to March 31, 2007.

Liquidity and Capital Resources

As discussed in our quarterly filings with the Securities and Exchange Commission on Forms 10-Q for the periods ending March 31, 2006 and June 30, 2006, the availability of operating cash was severely impacted by the payment of $1,178,771 of commissions related to the 2005 sale of working interests and stock payments made to working interest owners during January and February of 2006, which exceeded actual revenues due to them by $1,853,979. Cash was further impacted by the payment of past due vendor invoices totaling approximately $1,150,000, which were accrued as of December 31, 2005. The payment of commissions and excess revenue distributions combined with payments for past due invoices and necessary capital expenditures severely impacted the operating cash available, resulting in a decline in cash from over $4,000,000 at December 31, 2005 to approximately $800,000 at March 31, 2006. The Company’s cash flow has not been able to recover from the effect of these transactions.

In order to meet continuing operational expenses and capital expenditures without further sales of working interests, the Company entered into a loan agreement with Gladewater National Bank for $4,000,000 on February 27, 2006. On February 27, 2007,

the Company renewed this loan with an outstanding balance of $4,000,000, as a 48 month term loan due February 27, 2011 at prime plus 1.5%. The monthly payments will fluctuate as the prime rate fluctuates. The balance outstanding at March 31, 2007, was $3,928,965.

This loan is collateralized by the Company’s mineral interest in the Como Field. During the term of the loan, the bank will periodically re-evaluate the value of the properties pledged to secure the loan to determine compliance with the loan borrowing base which equals 80% of the present worth of the properties pledged, as calculated by the bank, discounted 17.5%, or 80% of the average of the preceding six months’ net monthly income times 32 months, whichever is less. If the loan exceeds the borrowing base as calculated, the Company will have 30 days to pledge additional collateral or make a principal reduction on the loan. In connection with the loan, the Company can make no loans to officers of the Company, or from the date of the loan agreement, may not increase the salary of any officer by more than 10% annually. Additionally, the Company may not form any new subsidiary or merge or invest in or consolidate with any other entity or sell, lease, assign, transfer, or otherwise dispose of all or substantially all of the Company’s assets pledged as collateral on the loan.

This debt is subject to interest at 1.5% above the Wall Street Prime Rate and is susceptible to fluctuations. Through May 11, 2007, the Wall Street Prime Rate has ranged from a low of 7. 5% to a high of 8.25%. Production payments related to the properties collateralizing the loan are deposited directly with Gladewater National Bank. Any excess funds, after the monthly principal and interest payments are available for the general use of the Company.

Due to factors related to regulatory issues as discussed above and production levels, we did not drill any new wells or perform any workovers in the first quarter. Many of the wells which require remedial work are owned by non-operating owners who have purported working interests. The expenditures necessary to maintain, restore, or improve production from wells which are owned primarily by non-operating owners are substantial. Historically the Company has advanced these expenditures with the intention of recouping the advances for net lease operating and capital expenditures against revenue distributions. However, without capital to improve production and raise revenues from these wells, the Company cannot achieve collection of the advanced payments from production over a reasonable period of time. Non-operating owners have not paid their share of lease operating expenses and capital costs, which adversely affects working capital and deprives the Company of funds that could be used to maintain and improve production. Going forward the Company will implement procedures for collection of outstanding accounts receivable, joint interest, if such expenditures cannot be recaptured through revenues within sixty days of incurrence.

Capital Commitments The following table discloses aggregate information about our contractual obligations including notes payable and lease obligations, and the periods in which payments are due as of March 31, 2007:

		Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term Debt	$4,902,983	$1,660,775	$3,242,208	$—	—
Debenture Bonds	125,000	125,000	—	—	—
Operating Lease Obligations	469,053	50,280	261,754	157,019	—
Asset Retirement Obligation	2,069,755	125,000	210,000	535,000	1,199,755

Total	$7,566,791	$1,961,055	$3,713,962	$692,019	$1,199,755

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has ongoing litigation and potential rescission liabilities as described in our annual report on Form 10-K for 2006 under ITEM 3. LEGAL PROCEEDINGS, and in this report under PART II. ITEM 1. LEGAL PROCEEDINGS.

The Company does not currently have cash reserves sufficient to meet its capital and operational expenditure budget of approximately $17,000,000 for the remainder of 2007. Additionally, due to the regulatory violations as described above, production has been severed on specific leases and the Company has incurred significant costs associated with bringing wells on these leases back into compliance in order to resume production. This has severely impacted the Company’s cash flow, resulting in the accumulation in 2006 of past due vendor payables of approximately $2,400,000. The Company also expects general working capital needs to total approximately $3,000,000 through the remainder of 2007.

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

The FASB also issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R) in September of 2006 and Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 in February 2007. The Company does not currently have a defined benefit pension plan or other postretirement plans and does not anticipate that Statement No. 158 will have any effect on the Company’s financial statements or disclosures. The Company is evaluating Statement No. 159, but is not currently involved in any hedging activities and does not anticipate any significant impact on its financial statements or disclosures as a result of adoption of Statement No. 159.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, interest rates, and commodity prices.

The Company is not currently involved in any hedge contracts or foreign contracts and therefore has no exposure to such risks.

In February 2007, the Company renewed debt totaling $4,000,000 that is subject to interest at 1.5% above the Wall Street Prime Rate and is susceptible to fluctuations. During 2006, the Wall Street Prime Rate ranged from a low of 7.5% to a high of 8.25%. Through May 11, 2007, the Wall Street Prime Rate has remained at 8.25%.

Our major market risk exposure is in the pricing applicable to our oil production and natural gas sales. Realizing pricing is primarily driven by the prevailing domestic price for crude oil. Historically, prices received for oil and gas sales have been volatile and unpredictable. We expect pricing volatility to continue. Oil prices ranged from a low of $31.96 per barrel to a high of $58.39 per barrel during the first three months of 2007 and from a low of $35.75 per barrel to a high of $72.81 per barrel during the year ended December 31, 2006. Gas prices during 2006 ranged from a low of $1.11 per mcf to a high of $10.56 per mcf. During the first three months of 2007, gas prices have ranged from a low of $1.02 per mcf to a high of $5.20 per mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.

ITEM 4.	CONTROLS A ND PROCEDURES

With the participation of management, Energytec’s chief executive officer and chief financial officer evaluated disclosure controls and procedures on March 31, 2007. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with Energytec’s filing of its quarterly report on Form 10-Q for the three months and six months ended March 31, 2007.

During the three-month period ended March 31, 2007 there have been no significant changes in Energytec’s internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II

ITEM 1.	L EGAL PROCEEDINGS

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

This case is a consolidation by order of the court issued in August 2006 of complaints filed in May 2006. In August 2006 the court also issued an order permitting Energytec to file an amended consolidated complaint to resolve motions previously filed by defendants to dismiss the claims against them for failure to state sufficient facts to support a cause of action. Since filing the amended consolidated compliant, certain defendants filed a motion asking the court to reconsider its order allowing the filing of the amended consolidated complaint, which the court rejected. One defendant answered the complaint denying the substantive allegations. All of the remaining defendants refiled motions in August and September 2006, to dismiss the claims against them for failure to state sufficient facts to support a cause of action, and Energytec responded to these motions in October 2006. The court’s ruling on Defendant Cole’s motion was to deny the motion to dismiss on all claims. On the other defendants who had motions to dismiss pending, the court’s ruling dismissed the claims under Section 10(b) of the Securities Exchange Act and the Texas Securities Act, but allowed the other claims, including the claim of fraud under state common law, to go forward. All of the defendants are now required to answer the complaint and Energytec can pursue its claims against them.

Frank W Cole and Josephine Jackson, v. Energytec, Inc., et al., District Court of Dallas County, Texas, Case No.06-06216.

On or about June 29, 2006, Frank W Cole and Josephine Jackson filed the above-referenced lawsuit on behalf of themselves and the other Energytec shareholders alleging Energytec and its officers and directors acted improperly in removing them from office and have since acted improperly in the management of Energytec, misappropriated corporate assets, and breached their respective fiduciary duties to Energytec. In August 2006 John E. Wasson filed a petition to intervene in the case as an additional plaintiff. In July 2006, Energytec and the other defendants filed a motion to stay further proceedings in the state court case pending resolution of the proceedings in Federal court brought by Energytec as described above. At the end of August 2006, the Texas state court issued an order staying further proceedings in the state court case pending resolution of the proceedings in Federal court. In October 2006, Mr. Cole, Ms. Jackson and Mr. Wasson filed a petition for a writ of mandamus with the Fifth District Court of Appeals of the State of Texas seeking to have the order granting the stay vacated, which was subsequently denied by the appeals court. In December 2006, the plaintiffs filed the petition for writ of mandamus with the Texas Supreme Court, and the court requested a response from the defendants on the petition, which was filed in early March 2007. In April 2007 the Texas Supreme Court denied the plaintiffs’ petitions and this matter will remain stayed pending resolution of the Federal court proceedings brought by Energytec.

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

Redwaterpet Oil & Gas Royal Family Oil Delectation LLC v. Energytec, Inc., District Court of Dallas County, Texas, Case No. DC 06-011021-A.

On October 31, 2006, Energytec was served with the above-referenced complaint filed by a New York limited liability company of which John J. Petito is the managing member. Mr. Petito is involved in other legal proceedings with Energytec as described herein. The complaint alleges that in June 2005, Redwaterpet and Energytec entered into a purchase agreement under which Redwaterpet agreed to purchase for $8,000,000 a 100% working interest less a 35% net profits overriding royalty interest in certain oil and gas properties in Energytec’s Sulphur Bluff and Redwater properties in Texas. Redwaterpet claims Energytec breached the agreement by failing to complete assignment of the interests acquired, failing to complete drilling and development work, and failing to account to Redwaterpet for the operation of the properties. Redwaterpet seeks specific performance of the agreement with respect to assignment of the interests allegedly acquired and development of the properties, compensation for lost contractual profits, and an accounting for revenues and expenses for the properties. In December 2006, Energytec filed an answer denying the allegations of the complaint. In March 2007, Energytec filed an amended answer and counterclaim against Redwaterpet asserting in the alternative that the original purchase contract was modified and Energytec has complied with its obligations, the alleged contract is impossible to perform as demanded by Redwaterpet, Energytec is not obligated to provide further performance on the alleged contract because of illegal commissions and payments received by John J. Petito and another individual, because Frank W Cole and other parties are responsible for any damages allegedly suffered by Redwaterpet, and because Redwaterpet is obligated as the working interest owner to pay drilling and development costs to Energytec. At the time Energytec filed the amended answer, it also filed a third party complaint against Frank W Cole (individually and d/b/a/ Frank W Cole Engineering) and John J. Petito alleging that Cole and Petito conspired in a scheme to package and unlawfully sell certain interests in the Sulphur Bluff and Redwater properties to the members of Redwaterpet and that these persons are liable for any costs or damages that Energytec may suffer as a result of the Redwaterpet transaction. Mr. Cole has answered the third-party complaint denying the allegations. Mr. Petito filed a motion challenging the jurisdiction of the Texas court over him, which is still pending. Redwaterpet has since filed a second amended complaint, to which we have not filed a response. The parties are now engaged in discovery and an initial trial date has been set for October 29, 2007. We cannot predict when this matter may be resolved or what the potential outcome may be.

Oil Is Fab & We Are Glad LLC, et al., v. Energytec, Inc., District Court of Collin County, Texas, Case No. 296-00397-07.

On February 7, 2007, Oil Is Fab & We Are Glad LLC, a New York limited liability company of which we believe Amanda Petito (the spouse of John J. Petito) is a managing member, and other individual plaintiffs filed the above-referenced complaint (which was subsequently amended to remove certain plaintiffs from the complaint) against Energytec. In the complaint plaintiffs allege that they purchased common stock from Energytec in November 2005 at a price of $2.75 per share, at the time of purchase they were granted a contractual right to put the shares back to Energytec at a price of $3.75 per share in November 2006, they have exercised the put option, and they have not been paid the put price for the common stock in the amount of $5,799,015. On the basis of these allegations, plaintiffs claim Energytec has breached the put option contract and demand payment of $5,799,015. Alternatively, plaintiffs claim that at the time the stock was sold in 2005, Energytec made negligent misrepresentations with respect to payment of the put options and were damaged in the amount $4,252,611, which is the amount they paid for the common stock. In early March 2007, Energytec filed an answer to the complaint denying the substantive allegations and asserting that payment of the put options would be a violation of Nevada corporate law, that Frank W Cole acted without authority and in violation of law when he made the alleged put option agreements so they are void, and that unlawful commission and other payments made in connection with the sale of the shares of common stock render the alleged put option agreement unenforceable. The original plaintiffs in the lawsuit are not the only persons who allegedly acquired common stock and a put option in 2005. In total, approximately 69 persons (including plaintiffs) allegedly purchased a total of 3,098,843 common shares with a contractual right to put the shares back to Energytec at a price of $3.75 per share, who tendered the shares to Energytec in November 2006 in an attempt to exercise the put option. In order to avoid disparate treatment between purchasers of the shares who are plaintiffs in the lawsuit and those who are not and to advance Energytec’s claims raised in the answer to the lawsuit, Energtec filed a third party complaint in early April 2007 seeking a declaration that the put option contracts are unenforceable and that Frank W Cole and the individuals who received unlawful commissions and payments in connection with the sale of the common shares are liable for any damages Energytec may suffer as a result of their illegal conduct. No initial trial date has been set, and we cannot predict when this matter may be resolved or what the potential outcome may be.

ITEM 1A.	RIS K FACTORS

The Private Securities Litigation Reform Act of 1985 provides a safe harbor for forward-looking statements made by Energytec, except where such statements are made in connection with an initial public offering. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as development and maintenance of our oil and gas properties, prospects for financing or sales of assets to fund operations, and litigation or potential claims against Energytec are forward-looking statements. Forward-looking statements are based on current expectations, estimates, and projections as of the date of this report, and they are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from those described in the forward-looking statements. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this report and in our annual report on form 10-K for the year ended December 31, 2006, under the caption “ITEM 1A. RISK FACTORS.” In particular, the matters discussed above under PART I, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS should be viewed as creating substantial uncertainty about Energytec and its prospects for the future. Any one or a combination of factors could materially affect our operations and financial condition. Because of the factors discussed in this report and below, as well as other factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, actual results may differ from those in the forward-looking statements.

ITEM 6.	EXH IBITS

Exhibit No.	Title of Document
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Energytec, Inc.

Date: May 10, 2007	By:	/s/ Don Lambert
Don Lambert
President and Chief Executive Officer

Date: May 10, 2007	By:	/s/ Dorothea Krempein
Dorothea Krempein Chief Financial Officer