Form 10-Q
period 2007-06-30
ENERGYTEC INC
filed 2007-08-14
CIK 1202963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 69,487,909 shares of common stock as of August 14, 2007.

ENERGYTEC, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2007 (Unaudited) and December 31, 2006

ASSETS

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$1,026,521	$532,925
Accounts receivable, revenue	346,842	598,322
Accounts receivable, joint interests	1,124,934	1,375,000
Accounts receivable, other	334,020	388,948
Accounts receivable, production payment	194,500	—
Refundable income taxes	—	1,669,541
Prepaid expenses	202,109	112,746

TOTAL CURRENT ASSETS	3,228,926	4,677,482

PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts	29,226,952	30,875,159
Oil and gas properties, available for sale	175,000	1,050,000
Gas pipeline	1,644,376	1,640,238
Oil and gas supplies	344,270	344,270
Well service and related equipment	3,459,761	4,468,262

	34,850,359	38,377,929
Less accumulated depreciation, depletion and amortization	2,157,216	2,173,695

NET PROPERTY AND EQUIPMENT	32,693,143	36,204,234

OTHER ASSETS
Railroad commission bond	250,000	250,000
Loan origination fee, net of amortization of $19,731 and $16,448, respectively	—	3,288
Deposits	9,151	13,977
Deferred tax asset, net of valuation allowance of $2,745,304 and $1,457,459, respectively	—	—
Long-term receivables, production payment	392,350	—
Long-term receivables, joint interests, net of allowance of $7,500,000	1,658,164	1,133,840

TOTAL OTHER ASSETS	2,309,665	1,401,105

	$38,231,734	$42,282,821

ENERGYTEC, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

June 30, 2007 (Unaudited) and December 31, 2006

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,652,931	$3,163,215
Accounts payable, revenue	2,667,716	1,862,533
Turnkey costs payable	1,800,004	1,800,004
Deferred revenue	4,057,428	4,057,429
Other current liabilities	1,305,452	1,305,453
Debenture bonds	125,000	125,000
Notes payable, current maturities	1,617,332	1,428,815

TOTAL CURRENT LIABILITIES	14,225,863	13,742,449

LONG-TERM LIABILITIES
Notes payable, net of current maturities	2,922,841	3,633,072
Asset retirement obligations	1,929,796	1,997,520
Deferred federal income taxes	—	—

TOTAL LONG-TERM LIABILITIES	4,852,637	5,630,592

TOTAL LIABILITIES	19,078,500	19,373,041

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock (10,000,000 shares authorized, none issued and outstanding, $.001 par)	—	—
Common stock (90,000,000 shares authorized, 69,813,959 issued and 69,813,959, outstanding and 69,777,125 issued and 69,777,125 outstanding, respectively, $.001 par)	69,816	69,779
Additional paid-in capital	35,359,535	35,285,905
Retained deficit	(16,276,117)	(12,445,904)

TOTAL SHAREHOLDERS' EQUITY	19,153,234	22,909,780

	$38,231,734	$42,282,821

The accompanying notes are an integral part

of these consolidated financial statements.

ENERGYTEC, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

For the Three Months and Six Months Ended June 30, 2007 and 2006 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES
Oil and gas revenue	$550,353	$1,340,374	$1,237,701	$2,549,198
Well service revenue	214,171	700,422	766,587	1,878,300
Gas sales	466,577	502,853	873,566	1,212,843
Miscellaneous income	77,296	135,074	131,151	138,724

TOTAL REVENUES	1,308,397	2,678,723	3,009,005	5,779,065

EXPENSES
Oil and gas lease operating expenses	256,218	440,577	678,608	855,080
Well service expenses	678,556	1,527,122	1,553,160	3,508,169
Gas purchases	457,892	475,955	854,099	1,177,471
Rock pit expenses	—	42,681	—	72,998
Depreciation, depletion and amortization	199,926	247,656	459,716	504,224
Environmental remediation	—	475,000	—	584,854
Interest expense	116,253	100,287	224,131	136,782
General and administrative expenses	628,017	1,174,340	1,272,942	1,966,766

TOTAL EXPENSES	2,336,862	4,483,618	5,042,656	8,806,344

LOSS FROM OPERATIONS	(1,028,465)	(1,804,895)	(2,033,651)	(3,027,279)

OTHER INCOME (EXPENSE)
Interest income	445	1,213	780	4,105
Gain (loss) on disposition of assets	(1,778,549)	5,138	(1,797,342)	5,138

TOTAL OTHER INCOME (EXPENSE)	(1,778,104)	6,351	(1,796,562)	9,243

LOSS BEFORE BENEFIT OF INCOME TAXES	(2,806,569)	(1,798,544)	(3,830,213)	(3,018,036)
BENEFIT OF INCOME TAXES	—	629,490	—	1,056,312

NET LOSS	$(2,806,569)	$(1,169,054)	$(3,830,213)	$(1,961,724)

LOSS PER SHARE
Basic	$(0.04)	$(0.02)	$(0.05)	$(0.03)

Diluted	$(0.04)	$(0.02)	$(0.05)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING	69,798,612	69,669,883	69,789,403	69,660,684

The accompanying notes are an integral part

of these consolidated financial statements.

ENERGYTEC, INC.

AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Year Ended December 31, 2006, and Six Months Ended June 30, 2007 (Unaudited)

	Number of Common Shares	Common Stock $.001 Par Value	Additional Paid-In Capital	Retained Deficit	Total
BALANCE, December 31, 2005	69,648,406	$69,650	$35,094,768	$(1,745,467)	$33,418,951
Capital stock issued for services	75,000	75	94,925	—	95,000
Capital stock issued under stock compensation plan	73,333	73	156,838	—	156,911
Cancellation of stock dividend	(19,614)	(19)	(60,626)	60,645	—
Net loss	—	—	—	(10,761,082)	(10,761,082)

BALANCE, December 31, 2006	69,777,125	69,779	35,285,905	(12,445,904)	22,909,780
Capital stock issued under stock compensation plan	36,834	37	73,630		73,667
Net loss				(3,830,213)	(3,830,213)

BALANCE, June 30, 2007	69,813,959	$69,816	$35,359,535	$(16,276,117)	$19,153,234

The accompanying notes are an integral part

of these consolidated financial statements.

ENERGYTEC, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months and Six Months Ended June 30, 2007 and 2006 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,806,569)	$(1,169,054)	$(3,830,213)	$(1,961,724)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Acquisition of Railroad Commission Bond	—	—	—	(250,000)
Capital stock issued under stock compensation plan	36,834	36,834	73,668	73,668
(Gain) loss on disposition of assets	1,778,549	(5,138)	1,797,342	(5,138)
Depreciation, depletion and amortization	199,926	247,656	459,716	504,224
Changes in operating assets and liabilities
Accounts receivable, trade	—	(99,467)	—	(99,467)
Accounts receivable, revenue	153,093	302,620	251,480	243,582
Accounts receivable, programs	—	—	—	596,700
Accounts receivable, other	(125,010)	41,192	54,928	(16,667)
Deposits	—	—	4,826	—
Accrued interest, related party	—	(1,125)	—	(2,250)
Accounts receivable, production payment	(586,850)	—	(586,850)	—
Refundable income taxes	1,669,541	—	1,669,541	—
Prepaid expenses and other current assets	(14,664)	(54,405)	(89,363)	(223,255)
Accounts payable and accrued expenses	(615,078)	1,216,225	(510,286)	1,112,049
Accounts payable, revenue	250,643	204,737	805,183	(99,323)
Turnkey costs payable	—	(387,651)	—	(1,592,234)
Other current liabilities	—	—	—	958,024
Deferred federal income taxes	—	(629,490)	—	(1,056,312)

Net cash flows provided by (used in) operating activities	(59,585)	(297,066)	99,972	(1,818,123)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(14,112)	(1,117,980)	(77,603)	(3,636,866)
Proceeds from sale of property and equipment	1,193,100	11,000	1,267,200	11,000
Advance revenue payments	95,398	(97,099)	(274,258)	(2,207,103)

Net cash flows provided by (used in) investing activities	1,274,386	(1,204,079)	915,339	(5,832,969)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(414,803)	(115,460)	(663,970)	(238,507)
Proceeds provided from borrowings on notes payable	51,992	491,194	142,255	591,019
Proceeds provided from draws on line of credit	—	1,225,000	—	4,244,798
Payments on line of credit	—	(240,000)	—	(320,000)

Net cash flows (used in) provided by financing activities	(362,811)	1,360,734	(521,715)	4,277,310

NET INCREASE (DECREASE) IN CASH	851,990	(140,411)	493,596	(3,373,782)
CASH, beginning	174,531	803,913	532,925	4,037,284

CASH, ending	$1,026,521	$663,502	$1,026,521	$663,502

ENERGYTEC, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months and Six Months Ended June 30, 2007 and 2006 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Cash paid for interest	$116,253	$100,287	$224,131	$136,782

Cash paid for income taxes	$—	$—		$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Capital stock issued under stock compensation plan	$36,834	$36,834	$73,668	$73,668

Assets acquired through notes payable	$—	$—	$—	$91,219

Loan origination fee taken from draw on line of credit	$—	$—	$—	$19,731

The accompanying notes are an integral part

of these consolidated financial statements.

ENERGYTEC, INC.

AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

1. BASIS OF PRESENTATION

These consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods reported. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Certain reclassifications of prior year data have been made to conform to 2007 classifications. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2006 annual report filed on Form 10-K with the Securities and Exchange Commission April 17, 2007. The Company’s exploration and production activities are accounted for under the “successful efforts” method.

2. LOSS PER SHARE

Basic earnings (loss) per share amounts are computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock shares outstanding during the periods. Diluted earnings (loss) per share amounts take into consideration all potentially dilutive common shares such as options and convertible securities.

For basic earnings (loss) per share purposes, for the three months ended June 30, 2007 and 2006, weighted average common stock shares outstanding totaled 69,798,612 and 69,669,883, respectively. For the six months ended June 30, 2007 and 2006, weighted average common stock shares outstanding totaled 69,789,403 and 69,660,684, respectively. Net income (loss) for diluted earnings per share purposes includes the add back of the interest savings from the assumed conversion of notes and debentures, net of the related tax effects. For the six months ended June 30, 2006, potentially dilutive securities are excluded from the computation as their effect is anti-dilutive. There were no potentially dilutive securities outstanding at June 30, 2007.

3. ASSET RETIREMENT OBLIGATIONS

Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”. Pursuant to this accounting standard, the Company recognized net liabilities for asset retirement obligations related to the future costs of plugging and abandoning its oil and gas properties, the removal of equipment and facilities from lease acreage and returning such land to its original condition. These costs reflect the legal obligations associated with the normal operation of oil and gas properties and were capitalized by increasing the carrying amounts of the related long-lived assets by the fair value of these obligations, discounted to their present value. The changes in the carrying amount of the Company’s asset retirement obligations for the three months and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Balance at beginning of period	$2,069,755	$2,272,867	$1,997,520	$2,252,464

Accretion expense	31,934	40,309	104,169	60,712

Dispositions	(171,893)	—	(171,893)	—

Payments	—	(364,661)	—	(364,661)

Liabilities incurred	—	404,190	—	404,190

Balance at end of period	$1,929,796	$2,352,705	$1,929,796	$2,352,705

Accretion expense of $31,934 and $104,169 is included in “Depreciation, depletion, and amortization” in the accompanying consolidated statements of operations for the three months and six months ended June 30, 2007. “Depreciation, depletion, and amortization” in the accompanying consolidated statements of operations for the three months and six months ended June 30, 2006, include accretion expense of $40,309 and $60,712, respectively.

4. BORROWINGS

The Company’s borrowings consist of two notes payable to banks totaling $4,061,104 and a letter of credit of $25,000, which secures a bond on the Company’s Wyoming properties, two vehicle loans totaling $46,881, two insurance financing agreements for $107,187, a settlement agreement on final costs of restoration and remediation totaling $300,000, and debenture notes totaling $125,000. None of these borrowings contain any significant debt covenants or restrictions on dividend payments. The letter of credit bears interest at 7.5% and is due along with all accrued interest on September 10, 2007.

The vehicle loans are due in monthly installments of $1,272 and $1,262 through March 31, 2009, and bear no interest. During March 2007, the Company renewed its general liability insurance and entered into a financing agreement which bears interest at 8.5% per annum and is due in monthly installments of $10,388 per month through December 24, 2007. In June 2007, the Company renewed its commercial auto insurance policy and entered into a financing agreement which bears interest at 8.5% per annum and is due in monthly installments of $5,983 per month through March 2, 2008.

The note payable to the bank bears interest at 8% and is payable in monthly installments of $35,312 of principal plus interest. The loan is collateralized by accounts receivable and by various oil and gas properties or other equipment and matures April 2008. The balance at June 30, 2007, was $342,086.

On February 27, 2007, the Company renewed its loan with Gladewater National Bank, with an outstanding balance of $4,000,000, as a 48 month term loan due February 27, 2011 at prime plus 1.5%. The monthly payments will fluctuate as the prime rate fluctuates. The balance outstanding at June 30, 2007, was $3,719,018.

This loan is collateralized by the Company’s mineral interest in the Como Fields. During the term of the loan, the bank will periodically re-evaluate the value of the properties pledged to secure the loan to determine compliance with the loan borrowing base which equals 80% of the present worth of the properties pledged, as calculated by the bank, discounted 17.5%, or 80% of the average of the preceding six months’ net monthly income times 32 months, whichever is less. If the loan exceeds the borrowing base as calculated, the Company will have 30 days to pledge additional collateral or make a principal reduction on the loan. In connection with the loan, the Company can make no loans to officers of the Company, or from the date of the loan agreement, may not increase the salary of any officer by more than 10% annually. Additionally, the Company may not form any new subsidiary or merge or invest in or consolidate with any other entity or sell, lease, assign, transfer, or otherwise dispose of all or substantially all of the Company’s assets pledged as collateral on the loan.

Future maturities required under the terms of the above debt are as follows:

Year Ending Amount	June 30,
2008	$1,617,332
2009	1,069,646
2010	1,077,923
2011	775,271

$4,540,172

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

The Company’s provision for income taxes reflects the federal income taxes calculated at the statutory rates and state taxes calculated at the statutory rates net of any federal income tax benefit. The Company’s statutory rate and effective tax rate are approximately 35%. A reconciliation of income tax expense at the statutory federal and state income tax rates to income tax expense at the Company’s effective tax rate for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income tax, benefit statutory rates	$982,299	$629,490	$1,340,575	$1,056,312
Valuation allowance	(982,299)	—	(1,340,575)	—
State taxes, net	—	—	—	—

Benefit of income taxes	$—	$629,490	$—	$1,056,312

The provision for federal income tax included both current and deferred taxes for the three months and six months ended June 30, 2007, and 2006, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Current income tax benefit	$982,299	$799,778	$1,353,703	$1,545,981
Deferred income tax benefit (expense)	—	(170,288)	(13,128)	(489,669)

Income tax benefit at statutory rates	$982,299	$629,490	$1,340,575	$1,056,312

The following temporary differences gave rise to the deferred tax asset and liability at:

	June 30, 2007	December 31, 2006
Deferred tax asset:
Balance, January 1	$2,744,295	$440,028
Valuation allowance	(1,327,447)	(1,457,459)
Effect of impairment of long-lived assets not currently deductible	—	—
Effect of current year net loss	1,340,575	3,761,726

Net deferred tax asset	2,757,423	2,744,295

Deferred tax liability:
Balance, January 1	2,744,295	2,322,671
Effect of intangible drilling costs expensed for tax purposes which were capitalized for financial statement purposes	13,128	421,624

Gross deferred tax liability	2,757,423	2,744,295

Net deferred tax liability	$—	$—

The deferred tax asset arises from impairment recognized for financial statement purposes, but not expensed for federal tax purposes and the effect of net operating losses which will begin to expire in 2026. The deferred tax liability arises from intangible drilling costs deductible for tax purposes. These costs are capitalized and depleted over the life of the oil and gas reserves for financial statement purposes. At December 31, 2006 and June 30, 2007, a valuation allowance has been provided against the future realization of the net operating losses to the extent that they cannot be applied against the deferred tax liability.

6. DISPOSITION OF ASSETS

During the three months ended June 30, 2007, the Company disposed of equipment on expired leases and various unprofitable leases on approximately 1,027 acres in Rusk and Gregg Counties, Texas. The purchase price of $800,000 is to be received in two fixed payments of $100,000 each, with the remaining $600,000 to be received from 7.5% of production. The first fixed payment of $100,000 was received at closing in June 2007. The second fixed payment of $100,000 was received on July 26, 2007. The balance due at June 30, 2007, has been discounted using the federal funds rate of 5.25% to reflect the current present value of future payments of $586,850 which is reflected in the accompanying consolidated balance sheet at June 30, 2007, as “Accounts receivable, production payment” and “Long-term receivables, production payment.”

An additional 1,072 acres in South Texas were lost due to expiration of leases and top leasing by a unrelated third party. The Company disposed of lease equipment on certain of the lost leases, three workover rigs, and scrap metal for cash.

Proceeds from all dispositions totaled $1,193,100, resulting in a loss of $1,778,549 for the three months ended June 30, 2007.

7. SUBSEQUENT EVENT

On July 19, 2007, the Company entered into an agreement to cancel 363,636 shares of the Company’s outstanding common stock in exchange for a promissory note in the amount of $1,363,635. The note bears interest at the “prime rate” as published in The Wall Street Journal, plus one percent (1%), and is due along with the principal balance at maturity at June 30, 2008. This exchange was made to resolve outstanding issues between the Company and the holder of the common stock regarding potential violations of various federal and state securities laws surrounding the sale of the shares in 2005. The promissory note is secured by a second mortgage on the Company’s Como Field properties.

8. COMMITMENTS AND CONTINGENCIES

Put Option

On February 7, 2007, Oil Is Fab & We Are Glad LLC, a New York limited liability company and other individual plaintiffs filed a complaint against Energytec. In the complaint plaintiffs allege that they purchased common stock from Energytec in November 2005 at a price of $2.75 per share, at the time of purchase they were granted a contractual right to put the shares back to Energytec at a price of $3.75 per share in November 2006, they have exercised the put option, and they have not been paid the put price for the common stock in the amount of $5,799,015. On the basis of these allegations, plaintiffs claim Energytec has breached the put option contract and demand payment of $5,799,015. Alternatively, plaintiffs claim that at the time the stock was sold in 2005, Energytec made negligent misrepresentations with respect to payment of the put options and were damaged in the amount $4,252,611, which is the amount they paid for the common stock. In early March 2007, Energytec filed an answer to the complaint denying the substantive allegations and asserting that payment of the put options would be a violation of Nevada corporate law, that Frank W Cole acted without authority and in violation of law when he made the alleged put option agreements so they are void, and that unlawful commission and other payments made in connection with the sale of the shares of common stock render the alleged put option agreement unenforceable. Energytec also filed a third party complaint against Frank W Cole, persons who participated in sale of the common shares and received commission payments, and all other persons who tendered common stock to Energytec under the alleged put option. Energytec alleges that Cole and the commission recipients conspired in a scheme to package and unlawfully sell the shares and alleged put options. With respect to the holders of shares who tendered them under the alleged put option, Energytec seeks the same relief set forth in its answer to the original complaint. No initial trial date has been set, and we cannot predict when this matter may be resolved or what the potential outcome may be. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Legal Matters

The Company has filed various complaints and is the defendant in various actions as discussed in PART II. ITEM 1. LEGAL PROCEEDINGS.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Energytec, Inc. was formed under the laws of the state of Nevada in July 1999. Energytec was formed for the purpose of engaging in oil and gas producing activities through the acquisition of oil and gas properties that have previously been the object of exploration or producing activity, but which are no longer producing or operating due to abandonment or neglect. The traditional focus of the Company has been the production of remaining recoverable hydrocarbons that can be developed through conventional and non-conventional improvement methods and production enhancement techniques. We own working interests in 58,602 acres of oil and gas leases in Texas and Wyoming. Our wholly owned subsidiary, Comanche Well Service Corporation, became the operator of all properties owned by Energytec on April 1, 2006, by posting a cash bond of $250,000 with the Texas Railroad Commission. Beginning in March 2006, and continuing well into 2007, the Company extensively evaluated existing non-operational wells, determining the potential for placing those back on production. Options considered included joint ventures, farm-outs, or other partnering arrangements. Through this analysis process we have determined that any incremental production that could be realized from certain unprofitable fields and problematic wells may not justify the expenditures that would be necessary to realize such production. During 2007, we have concluded the evaluation of fields and wells that show the potential for profitability through enhanced recovery methods and evaluated opportunities beyond those associated with current oil and gas properties held by the Company. We have implemented the first stages of an operating plan and capital budget to begin rebuilding the economically producible assets of the Company as discussed below.

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

It is the opinion of management that the Company will need to expand its activities beyond its traditional focus and divest unprofitable properties in order to improve results of operations. In the Company’s annual report filed on April 17, 2007, under PART I. ITEM 1. BUSINESS we discussed our plan and approach to the business which addresses a diversification of the Company’s positions and opportunities for growth. The Company is faced with uncertainties related to litigation as discussed in PART II. ITEM 1. LEGAL PROCEEDINGS and related to contingencies, the outcome of which cannot be accurately predicted. We have moved forward with the divestiture of unprofitable properties and possible sale of other properties as well. Our ability to enter into new opportunities has come more clearly into focus and we believe there may be opportunities to attract potential joint ventures and strategic partner arrangements to implement plans for further restructure and growth.

Operating Plan and Oil and Gas Properties

During June 2007, district managers met with the Company’s operations manager and field supervisor to develop a plan to restore production on various wells. Four fields were identified for potential improvements with a relatively small capital requirement and an acceptable return on investment. Management determined to set aside funds from a tax refund that was received in June 2007, totaling approximately $500,000 for the completion of recommended work in Texas and $300,000 for the completion of recommended work in Wyoming.

Talco/Trix-Liz – It was determined that approximately $90,000 could be spent on sixteen wells resulting in a potential increase in revenue of approximately $195,000 per month. The work is anticipated to take 60 to 90 days with initial increases in production as early as August of 2007. The work includes the perforation and completion of three wells, replacement of gas lock-proof packers on six wells, restoring production in legally permitted zones on five wells, tank maintenance on one well, and establishing production from a deeper zone on one well.

Redwater – The Redwater Field poses substantial safety risks due to the hazardous noxious chemical content in the oil and gas. Safety is the highest priority and safety equipment must be maintained and replaced regularly. Approximately $11,000 will be spent in the third quarter of 2007 to replace fresh air packs, escape packs and personal monitors. Additionally, approximately $170,000 of repairs on eight wells were identified which could potentially increase revenue by approximately $275,000 per month. Work on five of the eight wells was prioritized for completion in the next 30 to 60 days at an approximate cost of $100,000 with a one month return on investment. The work includes wireline work on two wells and hot oiling the flow line, additional tanks on one well, water disposal on one well, and a wireline cleanout and chemicals for a water injection well. Two of the remaining three wells need gas lift systems and the third will require a workover to re-establish production. Due to higher costs to complete this work, management wants to evaluate the potential return on investment more thoroughly on these three wells, before proceeding.

Sulphur Bluff – Six wells were identified for work costing approximately $25,000. The work includes hot oil treatment on two wells, workover of two wells and the purchase of a packer on one. Rods and tubing and a pump need to be pulled on the final two wells. The work should take 60 to 90 days resulting in an increase in monthly revenue of approximately $71,000. Initial increases in revenue should be effective as early as August 2007. The Company believes the Sulphur Bluff property can become a significant source of revenue after this work is performed.

Como – Management prioritized nine wells in the Como Fields for repairs and workovers totaling approximately $66,000. The work is anticipated to be completed within 60 to 90 days with August revenues reflecting initial increases. It is anticipated that an increase in monthly income of approximately $100,000 can be achieved through remedial work on the identified wells. Work includes repair of three pumping units and an electric motor, new rods or rod jobs on three wells, replacement of coated tubing on one well and replacement of a tail bearing on one well.

Wyoming – In July 2007, Energytec paid $76,778 for lease rentals on 39,030 acres in Wyoming. The Company set aside $125,000 to plug back, re-perforate, and recomplete the Cinnamon Bear 2-4 utilizing a surfactant and new technology known as sonication. The chemical has been successfully tested at the Rocky Mounting Oil Field Testing Center in Wyoming. The sonic treatment concept is to apply high intensity sound waves to help dissolve and break-up scale that forms at the perforations or the sand face, as well as reduce viscosity, and thereby improve fluid flow. Sonication has successfully been used in heavy oil production in California. Management believes that the combination of sonication and surfactant will result in a greater potential for non-thermally induced production. In addition, the Company has engaged a regulatory consultant to unitize certain of its private and federal leases. Management believes that unitization of some of the federal leases will result in obtaining a two year extension of certain leases otherwise due to expire July 31, 2008.

In June 2007, the Company also agreed to plug the Cole Federal in compliance with an order issued by the Bureau of Land Management (BLM.) Further, the Company is obligated to remediate the site to the satisfaction of the BLM. Work is underway and will be concluded by the end of August 2007 to fully comply with the plugging order. However, in light of the new operational plan for additional work on the Cinnamon Bear 2-4, the Company has retained the right to reenter the Cole Federal at a later date. The Company expended $50,000 in July 2007 to accomplish the plugging operations. As a result of compliance with the BLM’s plugging order, the Company has the right to receive up to $77,000 in refunds of cash bonds established for the reclamation.

Property Divestiture

During the three months ended June 30, 2007, the Company disposed of equipment on expired leases and various unprofitable leases on approximately 1,027 acres in Rusk and Gregg Counties, Texas. We believe the disposition of these leases to be beneficial because:

•	A number of the leases had expired, resulting in the termination of all working interests therein,

•	Our subsidiary, Comanche Well Service, had the obligation to plug a number of non-producing wells, and

•	Persons claiming the right to participate in the leases failed to sign a joint operating agreement and pay their share of expenses.

Energytec will continue to seek opportunities to divest itself of properties that have the same characteristics as the Rusk and Gregg County leases.

Energytec is also continuing its search for a purchaser of the Big Horn Project in Wyoming. We intend to use any funds received from the sale of properties to further our restructuring, resolve litigation claims, clear title to Energytec’s properties, and initiate business development activities.

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

During the year ended December 31, 2006, the Company resolved the commingling of production from the dually completed wells in the Trix/Liz Field by isolating the non-permitted zones in order to restore production to permitted zones. This isolation was necessary to allow the establishment of production from the legally permitted zones.

As of August 14, 2007, thirteen of the dually completed wells are back on production in single legally permitted zones. Eight additional wells are currently being permitted in the proper zones with the TRC. Approval of these permits is expected within thirty days, at which time they will be placed back on production in the single zone in which they have been legally permitted. It is doubtful that any of the 21 wells will ever be permitted by the TRC to produce from dual zones.

The remaining two wells are in violation of spacing requirements. The Company must comply with the appropriate field spacing rules which not only regulate amount of acreage, per producing reservoir, required for each well but also the space between producing wells. The previous management drilled and completed these wells without regard to the applicable field spacing rules. The Company can petition the TRC to amend rules regarding density and spacing in order to bring these two wells into compliance; however, it is unlikely that these two wells will ever be permitted to produce from any zone.

Results of Operations

Revenue

Oil and gas revenues for the three months and six months ended June 30, 2007, declined from the same periods in the prior year by 59% and 51%, respectively. As disclosed in the Company’s annual and quarterly reports filed with the Securities Exchange Commission, our cash flow has been severely limited due to the effects of payments made in early 2006. Severance of production pursuant to regulatory issues further impaired the Company’s ability to generate revenue and cash. This in turn resulted in an inability to repair and maintain productive wells, further curtailing production, revenues, and cash flow. The drop in revenues is a direct result of these circumstances. This downward decline in production and resulting revenues will continue into July, but the Company should begin to see improvements pursuant to the expenditure of funds set aside from the federal tax refund and operating plan as discussed above.

The average oil price over the first six months of 2007 was approximately $10.51 per barrel lower than the comparable period in 2006. The following table shows the gross and net oil and gas production for each month in the six-month period ended June 30, 2007:

Month in 2007	Oil (Bbl)		Gas (Mcf)
	Gross	Net	Gross	Net
January	18,229	6,399	23,129	3,038
February	13,505	5,392	13,193	2,307
March	14,402	4,886	17,763	3,824
April	11,916	3,915	13,989	2,622
May	11,348	3,783	18,909	2,615
June	10,401	3,770	12,369	2,294

Well service revenue also declined by 59% and 69%, respectively, for the three months and six months ended June 30, 2007, as compared with the same periods in the prior year. The severe impairment of cash flows resulted in our inability to maintain and repair equipment utilized for well services. A number of wells were either severed or not producing due to maintenance issues. Although well services are provided through the Company’s wholly owned subsidiary, funds were not available to purchase the necessary materials to bring the wells back onto production.

The Company owns one drilling rig (“Rig 9”) which has been for sale since last year. The rig is not fully equipped for drilling and has a number of deficiencies affecting its safety and efficiency. Costs to equip the rig and certify it for drilling are expected to exceed $500,000 and the Company does not intend to make these expenditures. The Company has used various brokers and other means to sell the rig but, to date, no acceptable offers have been made to the Company.

While the Company plans to continue to operate its properties through Comanche Well Service Corporation, the Company may utilize third party services more and de-emphasize the use of its own equipment and personnel. This result is occasioned by the generally poor operating status of its well service and supporting equipment, the high costs of insurance and benefits, and the increasing costs of maintenance, replacement parts and other services necessary to keep old equipment in service.

For the three months ended June 30, 2007, gas sales totaled approximately $467,000 with corresponding purchases of approximately $458,000, resulting in a gross profit from gas sales of approximately $9,000. For the same period in 2006, gas sales totaled approximately $503,000 with corresponding purchases of approximately $476,000, resulting in a gross profit of approximately $27,000. For the six months ended June 30, 2007, gross profits from gas sales are approximately $20,000, compared to approximately $35,000 for the six months ended June 30, 2006. The purchase and sale of gas is dependent upon production as well as the quantity which can be accepted by the processing plant. During 2007, quantities accepted have been limited due to shut downs to perform routine maintenance by the processing plant. Additionally, production has been affected by the Company’s limited cash flow as discussed above.

Oil and gas expenses, well service expenses, and general and administrative expenses

Oil and gas lease operating expenses have declined by approximately 20% for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The decline for the three months ended June 30, 2007 as compared to the same period for 2006 has been approximately 42%. Likewise, well service expenses have declined by approximately 56% for the three months and six months ended June 30, 2007 as compared to the three months and six months ended June 30, 2006. The declines reflect our inability to fund routine maintenance and the cost reductions that were necessitated by the lack of cash flow. Cost cutting measures were taken in all areas of operations. Additionally, general and administrative expenses have been cut by approximately 47% and 35%, respectively, for the three months and six months ended June 30, 2007, as compared to the same periods in 2006.

Liquidity and Capital Resources

As discussed in our filings with the Securities and Exchange Commission on Forms 10-Q for in 2006, the availability of operating cash was severely impacted by the payment of $1,178,771 of commissions related to the 2005 sale of working interests and stock payments made to working interest owners during January and February of 2006, which exceeded actual revenues due to them by $1,853,979. Cash was further impacted by the payment of past due vendor invoices totaling approximately $1,150,000, which were accrued as of December 31, 2005. The payment of commissions and excess revenue distributions combined with payments for past due invoices and necessary capital expenditures severely impacted the operating cash available, resulting in a decline in cash from over $4,000,000 at December 31, 2005 to approximately $800,000 at March 31, 2006.

In order to meet continuing operational expenses and capital expenditures without further sales of working interests, the Company entered into a loan agreement with Gladewater National Bank for $4,000,000 on February 27, 2006. On February 27, 2007, the Company renewed this loan with an outstanding balance of $4,000,000, as a 48 month term loan due February 27, 2011 at prime plus 1.5%. The monthly payments will fluctuate as the prime rate fluctuates. The balance outstanding at June 30, 2007, was $3,719,018.

This loan is collateralized by the Company’s mineral interest in the Como Fields. During the term of the loan, the bank will periodically re-evaluate the value of the properties pledged to secure the loan to determine compliance with the loan borrowing base which equals 80% of the present worth of the properties pledged, as calculated by the bank, discounted 17.5%, or 80% of the average of the preceding six months’ net monthly income times 32 months, whichever is less. If the loan exceeds the borrowing base as calculated, the Company will have 30 days to pledge additional collateral or make a principal reduction on the loan. In connection with the loan, the Company can make no loans to officers of the Company, or from the date of the loan agreement, may not increase the salary of any officer by more than 10% annually. Additionally, the Company may not form any new subsidiary or merge or invest in or consolidate with any other entity or sell, lease, assign, transfer, or otherwise dispose of all or substantially all of the Company’s assets pledged as collateral on the loan.

This debt is subject to interest at 1.5% above the Wall Street Prime Rate and is susceptible to fluctuations. Through August 14, 2007, the Wall Street Prime Rate has ranged from a low of 7. 5% to a high of 8.25%. Production payments related to the properties collateralizing the loan are deposited directly with Gladewater National Bank. Any excess funds, after the monthly principal and interest payments are available for the general use of the Company.

On July 19, 2007, the Company entered into an agreement to cancel 363,636 shares of the Company’s outstanding common stock in exchange for a promissory note in the amount of $1,363,635. The note bears interest at the “prime rate” as published in The Wall Street Journal, plus one percent (1%), and is due along with the principal balance at maturity at June 30, 2008. This exchange was made to resolve outstanding issues between the Company and the holder of the common stock regarding potential violations of various federal and state securities laws surrounding the sale of the shares in 2005. The promissory note is secured by a second mortgage on the Company’s Como Field properties.

For the three months ending June 30, 2007, revenues averaged approximately $434,000 per month. Payroll, employee health insurance, general liability insurance, utilities, and payments on debt require an average of $556,000 per month, resulting in a cash flow deficit of approximately $120,000 per month. In order to facilitate the cash flow deficit and meet obligations for minimum payments to vendors, we have sold various non-productive assets including certain pieces of equipment and scrap metal as well as various leases. During the three months ended June 30, 2007, proceeds on sales totaled approximately $681,000. These proceeds were used to meet the monthly cash deficit and to make payments to vendors totaling approximately $218,000. In addition to vendor payments, royalty payments of approximately $6,000, lease rentals of approximately $6,300 on 3,130 acres in Wyoming, and the down payment of approximately $14,000 on the Company’s insurance renewal were paid. On June 17, 2007, the Company received a refund of federal income taxes of approximately $1,670,000. Property tax payments of approximately $445,000 were made on June 21 and payments totaling $436,000 were made to various vendors. The Company set aside $500,000 for capital expenditures to be made in the third quarter of 2007, as described under Operating Plan and Oil and Gas Properties above. An additional amount totaling approximately $300,000 was set aside to fund operations in Wyoming. The remainder was set aside for working capital and to cover the monthly cash flow deficit until such time as expected revenue increases from the capital expenditures should begin to be realized.

Due to factors related to regulatory issues as discussed above, cash limitations, and production levels, we did not drill any new wells or perform any workovers in the first two quarters of 2007. Many of the wells that require remedial work are subject to claims by non-operating program participants that they own most or all of the working interests in the wells. The expenditures necessary to maintain, restore, or improve production from wells in which non-operating program participants claim a working interest, are substantial. Historically Energytec has covered all expenditures with the intention of recouping the advances for net lease operating and capital expenditures against revenue distributions. However, without capital to improve production and raise revenues from these wells, the Company cannot achieve collection of the advanced payments from production over a reasonable period of time. In May 2006, Energytec sent statements to all non-operating program participants indicating amounts owed to the Company. Since that time, monthly statements have been rendered to all program participants reflecting the increase or decrease in the amounts due to Energytec for additional operational expenditure net of revenues. To date, none of the non-operating program participants have paid their share of lease operating expenses and capital costs. In addition, Energytec has borne 100% of the expenses related to the oil spill at Talco in November of 2004. These expenses, which now approximate $3,000,000, will be billed to non-operating program participants involved in the affected leases, upon final resolution of certain regulatory issues. We expect this to occur within the next 30 to 60 days. These circumstances have had a significantly adverse effect on working capital and have deprived the Energytec of funds that could have been used to maintain and improve production.

As the first step in implementing procedures for collection of outstanding accounts receivable from non-operating program participants, and others, management has formalized a Restructuring Committee made up of the officers of the Company, the Chairman of the Board of Directors, the Company’s operations manager, and two independent attorneys. The Restructuring Committee reports to the president and CEO who, in turns, reports to the Board of Directors.

The focus of the Restructuring Committee is to realign the economic realities of the value of the Company’s assets in conjunction with a legal and accounting review of all programs, defective interests, invalid interests, and the deficit position of many of the non-operating program participants.

Capital Commitments The following table discloses aggregate information about our contractual obligations including notes payable and lease obligations, and the periods in which payments are due as of June 30, 2007:

	Total	Payments due by period
		Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term Debt	$4,540,173	$1,617,332	$2,922,841	$—	—

Debenture Bonds	125,000	125,000	—	—	—

Operating Lease Obligations	469,053	86,193	264,093	146,579	—

Asset Retirement Obligation	1,929,796	192,980	482,449	620,927	633,440

Total	$7,091,834	$2,021,505	$3,669,383	$767,506	$633,440

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has ongoing litigation and potential rescission liabilities as described in our annual report on Form 10-K for 2006 under ITEM 3. LEGAL PROCEEDINGS, and in this report under PART II. ITEM 1. LEGAL PROCEEDINGS.

The Company initially estimated a capital and operational expenditure budget of approximately $17,000,000 for the remainder of 2007. Upon reevaluation and prioritization of projects as discussed above, the capital and operational budget for the last six months of 2007 has been revised to approximately $4,200,000. Although regulatory violations as described above has resulted in severed production on specific leases the Company has determined minimum costs necessary to bring as many of these wells as possible back into compliance in order to resume production. As increases in revenue from remedial work to be performed in the next 30 to 90 are realized, the Company believes cash flow should be sufficient to cover monthly operating expenses and overhead and provide a small surplus to reduce outstanding vendor payables.

However, there is still significant uncertainty related to potential litigation and any resulting liability, and there are inherent risks in the achievement of the projected outcome as described in the operating plan. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. In the opinion of management, approximately $4,200,000 will be required during the remainder of 2007 to fund continuing operations and capital improvements. As discussed under our operating plan, management intends to focus operational and capital expenditures in areas that would result in achievement of immediate revenue and improved cash flow to the Company. Funds to satisfy vendors, totaling approximately $2,500,000 are expected to be derived from operations, further sales of surplus equipment and unprofitable leases, joint venture and partner financing, and debt lending or mezzanine financing (in support of drilling opportunities). Despite these alternatives, there can be no assurance that management’s efforts to achieve the foregoing objectives and adequately provide for the contingencies will be successful.

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

Recent Accounting Developments

During June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 and is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 in the first quarter of 2007, but does not expect such adoption to have a material impact on its financial statements or disclosures.

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

In February 2007, the Company renewed debt totaling $4,000,000 that is subject to interest at 1.5% above the Wall Street Prime Rate and is susceptible to fluctuations. During 2006, the Wall Street Prime Rate ranged from a low of 7.5% to a high of 8.25%. Through August 14, 2007, the Wall Street Prime Rate has remained at 8.25%.

Our major market risk exposure is in the pricing applicable to our oil production and natural gas sales. Realizing pricing is primarily driven by the prevailing domestic price for crude oil. Historically, prices received for oil and gas sales have been volatile and unpredictable. We expect pricing volatility to continue. Oil prices ranged from a low of $31.96 per barrel to a high of $61.49 per barrel during the first six months of 2007 and from a low of $35.75 per barrel to a high of $72.81 per barrel during the year ended December 31, 2006. Gas prices during 2006 ranged from a low of $1.11 per mcf to a high of $10.56 per mcf. During the first six months of 2007, gas prices have ranged from a low of $1.02 per mcf to a high of $5.20 per mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of management, Energytec’s chief executive officer and chief financial officer evaluated disclosure controls and procedures on June 30, 2007. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with Energytec’s filing of its quarterly report on Form 10-Q for the three months and six months ended June 30, 2007.

During the three-month period ended June 30, 2007 there have been no significant changes in Energytec’s internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Descriptions of the legal proceedings to which Energytec is a party are presented in our report on Form 10-Q for the interim period ended March 31, 2007, filed with the SEC May 10, 2007, and in our report on Form 10-K for the year ended December 31, 2006, filed with the SEC April 17, 2007. The following describes recent developments that may be considered significant in certain of the legal proceedings. If a legal proceeding described in or prior reports is not listed below, it is because we do not believe any significant development has occurred.

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

All but one of the defendants filed motions in August and September 2006, to dismiss the claims against them for failure to state sufficient facts to support a cause of action, and Energytec responded to these motions in October 2006. The court’s ruling on Defendant Cole’s motion was to deny the motion to dismiss on all claims. On the other defendants who had motions to dismiss pending, the court’s ruling dismissed the claims under Section 10(b) of the Securities Exchange Act and the Texas Securities Act, but allowed the other claims, including the claim of fraud under state common law, to go forward. All of the defendants have filed answers denying the substantive claims against them by Energytec. In addition, Frank W Cole filed a counterclaim and third party complaint on behalf of himself any other Energytec shareholders alleging Energytec and its officers and directors acted improperly in removing him from office and have since acted improperly in the management of Energytec, misappropriated corporate assets, and breached their respective fiduciary duties to Energytec. In July 2007, Energytec filed a motion to dismiss the counterclaim and third party complaint on the grounds that Mr. Cole’s interests are not aligned with those of the shareholders so that he cannot properly represent their interests in the matter, and he failed to make a demand on the board of directors required by applicable rules.

Redwaterpet Oil & Gas Royal Family Oil Delectation LLC v. Energytec, Inc., District Court of Dallas County, Texas, Case No. DC 06-011021-A.

On October 31, 2006, Energytec was served with the above-referenced complaint filed by a New York limited liability company of which John J. Petito is the managing member. Mr. Petito is involved in other legal proceedings with Energytec as described herein. The complaint alleges that in June 2005, Redwaterpet and Energytec entered into a purchase agreement under which Redwaterpet agreed to purchase for $8,000,000 a 100% working interest less a 35% net profits overriding royalty interest in certain oil and gas properties in Energytec’s Sulphur Bluff and Redwater properties in Texas. Redwaterpet claims Energytec breached the agreement by failing to complete assignment of the interests acquired, failing to complete drilling and development work, and failing to account to Redwaterpet for the operation of the properties. Redwaterpet seeks specific performance of the agreement with respect to assignment of the interests allegedly acquired and development of the properties, compensation for lost contractual profits, and an accounting for revenues and expenses for the properties. In December 2006, Energytec filed an answer denying the allegations of the complaint. In March 2007, Energytec filed an amended answer and counterclaim against Redwaterpet asserting in the alternative that the original purchase contract was modified and Energytec has complied with its obligations, the alleged contract is impossible to perform as demanded by Redwaterpet, Energytec is not obligated to provide further performance on the alleged contract because of illegal commissions and payments received by John J. Petito and another individual, because Frank W Cole and other parties are responsible for any damages allegedly suffered by Redwaterpet, and because Redwaterpet is obligated as the working interest owner to pay drilling and development costs to Energytec. At the time Energytec filed the amended answer, it also filed a third party complaint against Frank W Cole (individually and d/b/a/ Frank W Cole Engineering) and John J. Petito alleging that Cole and Petito conspired in a scheme to package and unlawfully sell certain interests in the Sulphur Bluff and Redwater properties to the members of Redwaterpet and that these persons are liable for any costs or damages that Energytec may suffer as a result of the Redwaterpet transaction. Mr. Cole has answered the third-party complaint denying the allegations. Mr. Petito filed a motion challenging the jurisdiction of the Texas court over him, which is still pending. Redwaterpet has since filed a second amended complaint to which we have not filed a response. The parties are now engaged in discovery and an initial trial date has been set for October 29, 2007. In July 2007, plaintiff filed a motion of summary judgment, which has been scheduled for hearing in late September 2007. In the interim, the plaintiff and Energytec have agreed to a mediation to be held on September 11, 2007, in Dallas, Texas. We cannot predict when this matter may be resolved or what the potential outcome may be.

ITEM 1A.	RISK FACTORS

The Private Securities Litigation Reform Act of 1985 provides a safe harbor for forward-looking statements made by Energytec, except where such statements are made in connection with an initial public offering. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as development and maintenance of our oil and gas properties, prospects for financing or sales of assets to fund operations, and litigation or potential claims against Energytec are forward-looking statements. Forward-looking statements are based on current expectations, estimates, and projections as of the date of this report, and they are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from those described in the forward-looking statements. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this report and in our annual report on Form 10-K for the year ended December 31, 2006, under the caption “ITEM .A. RISK FACTORS.” In particular, the matters discussed above under PART I, ITEM 2. MANAGEMENT’S DISCUSSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS should be viewed as creating substantial uncertainty about Energytec and its prospects for the future. Any one or a combination of factors could materially affect our operations and financial condition. Because of the factors discussed in this report and below, as well as other factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, actual results may differ from those in the forward-looking statements.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) The Company’s Annual Meeting of Shareholders was held on June 7, 2007.

(b) At the Company’s Annual Meeting of Shareholders, the following directors were elected for terms expiring in 2008 by the vote indicated:

	Shares Voted in Favor of	Shares Withholding Authority
Ben Benedum	46,139,216	2,644,966
Eric Brewster	46,065,989	2,718,193
Charles Spradlin	46,142,554	2,641,628
Ed Timmons	46,366,029	2,418,153
Wayne Hardin	46,369,556	2,414,626

(c) Matters other than election of directors, brought for vote at the Company’s Annual Meeting of Shareholders, passed by the vote indicated:

	Shares Voted For	Shares Voted Against	Shares Withheld
Ratification of Turner Stone & Company, L.L.P. as the Company’s independent auditors	47,422,183	1,175,035	1,490,287

ITEM 6.	EXHIBITS

Exhibit No.	Title of Document
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Energytec, Inc.

Date: August 14, 2007	By:	/s/ Don Lambert
Don Lambert
President and Chief Executive Officer

Date: August 14, 2007	By:	/s/ Dorothea Krempein
Dorothea Krempein
Chief Financial Officer