Form 10-Q
period 2007-09-30
ENERGYTEC INC
filed 2007-11-19
CIK 1202963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 69,487,909 shares of common stock as of November 19, 2007.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Balance Sheet

ENERGYTEC, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2007 (Unaudited) and December 31, 2006

ASSETS

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$264,887	$532,925
Accounts receivable, revenue	486,591	598,322
Accounts receivable, joint interests	1,124,934	1,375,000
Accounts receivable, other	226,472	388,948
Accounts receivable, production payment	194,500	—
Refundable income taxes	—	1,669,541
Prepaid expenses	155,086	112,746

TOTAL CURRENT ASSETS	2,452,470	4,677,482

PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts	28,314,652	30,875,159
Oil and gas properties, available for sale	175,000	1,050,000
Gas pipeline	1,644,376	1,640,238
Oil and gas supplies	344,270	344,270
Well service and related equipment	3,424,189	4,468,262

	33,902,487	38,377,929
Less accumulated depreciation, depletion and amortization	2,313,365	2,173,695

NET PROPERTY AND EQUIPMENT	31,589,122	36,204,234

OTHER ASSETS
Railroad commission bond	250,000	250,000
Loan origination fee, net of amortization of $19,731 and $16,448, respectively	—	3,288
Deposits	9,151	13,977
Deferred tax asset, net of valuation allowance of $3,930,063 and $1,457,459, respectively	—	—
Long-term receivables, production payment	292,350	—
Long-term receivables, joint interests, net of allowance of $7,500,000	1,656,487	1,133,840

TOTAL OTHER ASSETS	2,207,988	1,401,105

	$36,249,580	$42,282,821

(Continued)

Balance Sheet

ENERGYTEC, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

September 30, 2007 (Unaudited) and December 31, 2006

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,707,251	$3,163,215
Accounts payable, revenue	3,072,342	1,862,533
Turnkey costs payable	1,800,004	1,800,004
Deferred revenue	4,057,428	4,057,429
Other current liabilities	1,305,453	1,305,453
Promissory note payable	1,363,635	—
Debenture bonds	125,000	125,000
Notes payable, current maturities	1,486,624	1,428,815

TOTAL CURRENT LIABILITIES	15,917,737	13,742,449

LONG-TERM LIABILITIES
Notes payable, net of current maturities	2,624,003	3,633,072
Asset retirement obligations	1,961,730	1,997,520
Deferred federal income taxes	—	—

TOTAL LONG-TERM LIABILITIES	4,585,733	5,630,592

TOTAL LIABILITIES	20,503,470	19,373,041

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock (10,000,000 shares authorized, none issued and outstanding, $.001 par)	—	—
Common stock (90,000,000 shares authorized, 69,468,739 issued and 69,468,739, outstanding and 69,777,125 issued and 69,777,125 outstanding, respectively, $.001 par)	69,470	69,779
Additional paid-in capital	34,033,079	35,285,905
Retained deficit	(18,356,439)	(12,445,904)

TOTAL SHAREHOLDERS’ EQUITY	15,746,110	22,909,780

	$36,249,580	$42,282,821

The accompanying notes are an integral part

of these consolidated financial statements.

Statement of Loss

ENERGYTEC, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

For the Three Months and Nine Months Ended September 30, 2007 and 2006 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUES
Oil and gas revenue	$719,018	$1,030,860	$1,956,719	$3,580,058
Well service revenue	195,641	477,019	962,228	2,355,319
Gas sales	497,432	569,169	1,370,998	1,782,012
Miscellaneous income	47,945	169,082	179,096	307,806

TOTAL REVENUES	1,460,036	2,246,130	4,469,041	8,025,195

EXPENSES
Oil and gas lease operating expenses	286,659	347,897	965,267	1,202,977
Well service expenses	572,660	981,726	2,125,820	4,489,895
Gas purchases	490,416	550,478	1,344,515	1,727,949
Rock pit expenses	—	56,181	—	129,179
Depreciation, depletion and amortization	200,783	281,002	660,499	785,226
Impariment	1,191,558	—	1,191,558	—
Environmental remediation	56,248	62,602	56,248	647,456
Interest expense	101,943	111,249	326,074	248,031
General and administrative expenses	652,140	1,086,701	1,925,082	3,053,466

TOTAL EXPENSES	3,552,407	3,477,836	8,595,063	12,284,179

LOSS FROM OPERATIONS	(2,092,371)	(1,231,706)	(4,126,022)	(4,258,984)

OTHER INCOME (EXPENSE)
Interest income	2,122	1,631	2,902	5,737
Gain (loss) on disposition of assets	9,927	(144,434)	(1,787,415)	(139,296)

TOTAL OTHER INCOME (EXPENSE)	12,049	(142,803)	(1,784,513)	(133,559)

LOSS BEFORE BENEFIT OF INCOME TAXES	(2,080,322)	(1,374,509)	(5,910,535)	(4,392,543)
BENEFIT OF INCOME TAXES	—	481,078	—	1,537,390

NET LOSS	$(2,080,322)	$(893,431)	$(5,910,535)	$(2,855,153)

LOSS PER SHARE
Basic	$(0.04)	$(0.01)	$(0.09)	$(0.04)

Diluted	$(0.04)	$(0.01)	$(0.09)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING	69,513,999	69,688,310	69,697,602	69,669,893

The accompanying notes are an integral part

of these consolidated financial statements.

Statement of Cash Flows

ENERGYTEC, INC.

AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Year Ended December 31, 2006, and Nine Months Ended September 30, 2007 (Unaudited)

	Number of Common Shares	Common Stock $.001 Par Value	Additional Paid-In Capital	Retained Deficit	Total
BALANCE, December 31, 2005	69,648,406	$69,650	$35,094,768	$(1,745,467)	$33,418,951
Capital stock issued for services	75,000	75	94,925	—	95,000
Capital stock issued under stock compensation plan	73,333	73	156,838	—	156,911
Cancellation of stock dividend	(19,614)	(19)	(60,626)	60,645	—
Net loss	—	—	—	(10,761,082)	(10,761,082)

BALANCE, December 31, 2006	69,777,125	69,779	35,285,905	(12,445,904)	22,909,780
Capital stock issued under stock compensation plan	55,250	55	110,445		110,500
Stock redemption	(363,636)	(364)	(1,363,271)		(1,363,635)
Net loss				(5,910,535)	(5,910,535)

BALANCE, September 30, 2007	69,468,739	$69,470	$34,033,079	$(18,356,439)	$15,746,110

The accompanying notes are an integral part

of these consolidated financial statements.

Statement of Cash Flows

ENERGYTEC, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months and Nine Months Ended September 30, 2007 and 2006 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,080,322)	$(893,431)	$(5,910,535)	$(2,855,153)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Acquisition of Railroad Commission Bond	—	—	—	(250,000)
Capital stock issued under stock compensation plan	36,833	36,834	110,500	110,502
(Gain) loss on disposition of assets	(9,927)	144,434	1,787,415	139,296
Depreciation, depletion and amortization	200,783	281,002	660,499	785,226
Impairment of long-lived assets	1,191,558	—	1,191,558	—
Changes in operating assets and liabilities
Accounts receivable, trade	—	73,435	—	(26,032)
Accounts receivable, revenue	(139,749)	54,027	111,731	297,609
Accounts receivable, programs	—	—	—	596,700
Accounts receivable, other	107,548	(77,975)	162,476	(94,642)
Deposits	—	—	4,826	—
Accrued interest, related party	—	(1,125)	—	(3,375)
Accounts receivable, production payment	100,000	—	(486,850)	—
Refundable income taxes	—	1,636,474	1,669,541	1,636,474
Prepaid expenses and other current assets	47,023	50,990	(42,340)	(172,265)
Accounts payable and accrued expenses	54,321	(1,198,708)	(455,966)	(86,659)
Accounts payable, revenue	404,626	264,980	1,209,809	165,657
Turnkey costs payable	—	(47,838)	—	(1,640,072)
Other current liabilities	—	—	—	958,024
Deferred federal income taxes	—	(481,078)	—	(1,537,390)

Net cash flows provided by (used in) operating activities	(87,306)	(157,979)	12,664	(1,976,100)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(279,259)	(496,081)	(356,861)	(4,132,947)
Proceeds from sale of property and equipment	32,800	2,050,000	1,300,000	2,061,000
Advance revenue payments	1,677	(249,573)	(272,581)	(2,456,611)

Net cash flows provided by (used in) investing activities	(244,782)	1,304,346	670,558	(4,528,558)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(429,546)	(151,838)	(1,093,515)	(390,345)
Proceeds provided from borrowings on notes payable	—	—	142,255	591,019
Proceeds provided from draws on line of credit	—	175,000	—	4,419,731
Payments on line of credit	—	(240,000)	—	(560,000)

Net cash flows (used in) provided by financing activities	(429,546)	(216,838)	(951,260)	4,060,405

NET INCREASE (DECREASE) IN CASH	(761,634)	929,529	(268,038)	(2,444,253)
CASH, beginning	1,026,521	663,502	532,925	4,037,284

CASH, ending	$264,887	$1,593,031	$264,887	$1,593,031

(Continued)

Statement of Cash Flows

ENERGYTEC, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months and Nine Months Ended September 30, 2007 and 2006 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Cash paid for interest	$116,253	$111,249	$224,131	$248,031

Cash paid for income taxes	$—	$—		$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Capital stock issued under stock compensation plan	$36,834	$36,834	$73,668	$110,502

Assets acquired through notes payable	$—	$—	$—	$91,219

Loan origination fee taken from draw on line of credit	$—	$—	$—	$19,731

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

For basic earnings (loss) per share purposes, for the three months ended September 30, 2007 and 2006, weighted average common stock shares outstanding totaled 69,513,999 and 69,697,602, respectively. For the nine months ended September 30, 2007 and 2006, weighted average common stock shares outstanding totaled 69,780,195 and 69,669,893, respectively. Net income (loss) for diluted earnings per share purposes includes the add back of the interest savings from the assumed conversion of notes and debentures, net of the related tax effects. For the nine months ended September 30, 2006, potentially dilutive securities are excluded from the computation as their effect is anti-dilutive. There were no potentially dilutive securities outstanding at September 30, 2007.

3. ASSET RETIREMENT OBLIGATIONS

Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”. Pursuant to this accounting standard, the Company recognized net liabilities for asset retirement obligations related to the future costs of plugging and abandoning its oil and gas properties, the removal of equipment and facilities from lease acreage and returning such land to its original condition. These costs reflect the legal obligations associated with the normal operation of oil and gas properties and were capitalized by increasing the carrying amounts of the related long-lived assets by the fair value of these obligations, discounted to their present value. The changes in the carrying amount of the Company’s asset retirement obligations for the three months and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Balance at beginning of period	$1,929,796	$2,352,705	$1,997,520	$2,252,464
Accretion expense	31,934	51,708	136,103	112,423
Dispositions	—	—	(171,893)	—
Payments	—	(61,509)	—	(681,310)
Liabilities incurred	—	61,509	—	720,836

Balance at end of period	$1,961,730	$2,404,413	$1,961,730	$2,404,413

Accretion expense of $31,934 and $136,103 is included in “Depreciation, depletion, and amortization” in the accompanying consolidated statements of operations for the three months and nine months ended September 30, 2007. “Depreciation, depletion, and amortization” in the accompanying consolidated statements of operations for the three months and nine months ended September 30, 2006, include accretion expense of $51,708 and $112,423, respectively.

4. IMPAIRMENT

The Company has adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and periodically evaluates, using independent appraisals and projected undiscounted cash flows, the carrying value of its long-lived assets and proved oil and gas properties whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of are reported at the lower of carrying value or fair value less cost to sell. Fair values used for impairment identification are based on discounted cash flow amounts determined by the reserve reports. Unproved oil and gas properties are periodically assessed for impairment following the guidance provided in SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies” and FSP FAS 19-1 “Accounting for Suspended Well Costs.” During the three months ended September 30, 2007, the Company identified and recognized impairment charges of $1,191,558, relating to its unproved oil and gas properties in Wyoming. There were no impairment charges for the year ended December 31, 2006.

5. BORROWINGS

The Company’s borrowings consist of two notes payable to banks totaling $3,741,994 and a letter of credit of $25,000, which secures a bond on the Company’s Wyoming properties, two vehicle loans totaling $39,279, two insurance financing agreements for $60,603, a settlement agreement on final costs of restoration and remediation totaling $243,750, and debenture notes totaling $125,000. None of these borrowings contain any significant debt covenants or restrictions on dividend payments. The letter of credit matured September 10, 2007. It was renewed at an annual interest rate if 8.25% and is due along with all accrued interest on September 10, 2008.

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

One of the note payable to a bank bears interest at 8% and is payable in monthly installments of $35,312 of principal plus interest. The loan is collateralized by accounts receivable and by various oil and gas properties or other equipment and matures April 2008. The balance at September 30, 2007, was $236,151.

The second of the notes payable to a bank is a 48 month term loan due February 27, 2011 at prime plus 1.5%. The monthly payments will fluctuate as the prime rate fluctuates. The balance outstanding at September 30, 2007, was $3,505,843. This loan is collateralized by the Company’s mineral interest in the Como Fields. During the term of the loan, the bank will periodically re-evaluate the value of the properties pledged to secure the loan to determine compliance with the loan borrowing base which equals 80% of the present worth of the properties pledged, as calculated by the bank, discounted 17.5%, or 80% of the average of the preceding six months’ net monthly income times 32 months, whichever is less. If the loan exceeds the borrowing base as calculated, the Company will have 30 days to pledge additional collateral or make a principal reduction on the loan. In connection with the loan, the Company can make no loans to officers of the Company, or from the date of the loan agreement, may not increase the salary of any officer by more than 10% annually. Additionally, the Company may not form any new subsidiary or merge or invest in or consolidate with any other entity or sell, lease, assign, transfer, or otherwise dispose of all or substantially all of the Company’s assets pledged as collateral on the loan. During the three months ended September 30, 2007, a vendor filed a lien against the property which collateralizes the loan. Subsequently a suit was filed for outstanding amounts due to the vendor. The lawsuit is a breach of certain covenants in Energytec’s loan agreement and security instruments with the bank. The Company is seeking to resolve the issue with the vendor and settle the outstanding balance. However, if the Company fails to clear the lien and lawsuit, the Bank may pursue all of its rights and remedies against Energytec, including foreclosing its deed of trust lien on the collateral properties.

Debenture notes are presented as current liabilities in the accompanying balance sheet. Future maturities required under the terms of the remaining debt as described above are as follows:

Year Ending Amount	September 30,
2008	$1,486,624
2009	1,029,832
2010	1,104,411
2011	487,760

$4,110,627

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

The Company’s provision for income taxes reflects the federal income taxes calculated at the statutory rates and state taxes calculated at the statutory rates net of any federal income tax benefit. The Company’s statutory rate and effective tax rate are approximately 35%. A reconciliation of income tax expense at the statutory federal and state income tax rates to income tax expense at the Company’s effective tax rate for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income tax, benefit statutory rates	$728,112	$481,078	$2,068,687	$1,537,390
Valuation allowance	(728,112)	—	(2,068,687)	—
State taxes, net	—	—	—	—

Benefit of income taxes	$—	$481,078	$—	$1,537,390

The provision for federal income tax included both current and deferred taxes for the three months and six months ended September 30, 2007, and 2006, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Current income tax benefit	$728,112	$497,230	$2,081,815	$2,574,508
Deferred income tax benefit (expense)	—	(16,150)	(13,128)	(505,821)

Income tax benefit at statutory rates	$728,112	$481,078	$2,068,687	$2,068,687

The following temporary differences gave rise to the deferred tax asset and liability at:

	September 30, 2007	December 31, 2006
Deferred tax asset:
Balance, January 1	$2,744,295	$440,028
Valuation allowance	(2,472,604)	(1,457,459)
Effect of impairment of long-lived assets not currently deductible	417,045	—
Effect of current year net loss	2,068,687	3,761,726

Net deferred tax asset	2,757,423	2,744,295

Deferred tax liability:
Balance, January 1	2,744,295	2,322,671
Effect of intangible drilling costs expensed for tax purposes which were capitalized for financial statement purposes	13,128	421,624

Gross deferred tax liability	2,757,423	2,744,295

Net deferred tax liability	$—	$—

The deferred tax asset arises from impairment recognized for financial statement purposes, but not expensed for federal tax purposes and the effect of net operating losses which will begin to expire in 2026. The deferred tax liability arises from intangible drilling costs deductible for tax purposes. These costs are capitalized and depleted over the life of the oil and gas reserves for financial statement purposes. At December 31, 2006 and September 30, 2007, a valuation allowance has been provided against the future realization of the net operating losses to the extent that they cannot be applied against the deferred tax liability.

7. PRODUCTION PAYMENT RECEIVABLE

During the quarter ended June 30, 2007, the Company disposed of equipment on expired leases and various unprofitable leases on approximately 1,027 acres in Rusk and Gregg Counties, Texas. The sales price of $800,000 is to be received in two fixed payments of $100,000 each, with the remaining $600,000 to be received from 7.5% of production. The first fixed payment of $100,000 was received at closing in June 2007. The second fixed payment of $100,000 was received on July 26, 2007. The balance due to be received from 7.5% of production has been discounted using the federal funds rate of 5.25% to reflect the current present value of future payments of $486,850 which is reflected in the accompanying consolidated balance sheet at September 30, 2007, as “Accounts receivable, production payment” and “Long-term receivables, production payment.”

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

Legal Matters

The Company has filed various complaints and is the defendant in various actions as discussed in PART II. ITEM 1. LEGAL PROCEEDINGS, below, and in our reports filed with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2006, and our reports on Form 10-Q for the interim periods ended June 30 and March 31, 2007.

9. SUBSEQUENT EVENTS

In October 2007, Energytec entered into a non-binding letter of intent with an unrelated third party to serve as the basis for selling its interest in the Como oil field (also known as Quitman). Energytec is pursuing negotiations on a sale of its interest in the Como field. We have reached a preliminary agreement to sell the Como field to the purchaser for $9,000,000 payable in the form of cash and a promissory note bearing interest at 6% per annum payable monthly out of 50% of the net revenue from production over 150 barrels per day. Completion of the transaction is subject to the purchaser completing its due diligence and environmental review of the property, obtaining acceptable financing, and obtaining an operator’s permit from the Texas Railroad Commission. If all these conditions are satisfied, Energytec believes the transaction could be closed before the end of November 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Energytec, Inc. was formed under the laws of the state of Nevada in July 1999. Energytec was formed for the purpose of engaging in oil and gas producing activities through the acquisition of oil and gas properties that have previously been the object of exploration or producing activity, but which are no longer producing or operating due to abandonment or neglect. The traditional focus of the Company has been the production of remaining recoverable hydrocarbons that can be developed through conventional and non-conventional improvement methods and production enhancement techniques. We own working interests in 58,602 acres of oil and gas leases in Texas and Wyoming. Our wholly owned subsidiary, Comanche Well Service Corporation, became the operator of all properties owned by Energytec on April 1, 2006, by posting a cash bond of $250,000 with the Texas Railroad Commission. Beginning in March 2006, and continuing well into 2007, the Company extensively evaluated existing non-operational wells, determining the potential for placing those back on production. Through this analysis process we have determined that any incremental production that could be realized from certain unprofitable fields and problematic wells may not justify the expenditures that would be necessary to realize such production. During 2007, we have concluded the evaluation of fields and wells that show the potential for profitability through enhanced recovery methods and evaluated opportunities beyond those associated with current oil and gas properties held by the Company. With the limited resources available, we have worked diligently to maintain existing production, but we have not had additional capital resources or working capital to fund other remediation and development programs for the Company’s oil and gas properties. We also own a gas pipeline of approximately 63 miles in Texas and a well service business operated through our subsidiary, Comanche Well Service Corporation, a drilling business operating through our subsidiary, Comanche Rig Services Corporation, and a sales and distribution business for enhanced oil recovery chemicals and materials related to well operation services through our subsidiary, Comanche Supply Corporation.

It is the opinion of management that the Company will need to expand its activities beyond its traditional focus and divest unprofitable properties in order to improve results of operations. In the Company’s annual report filed on April 17, 2007, under PART I. ITEM 1. BUSINESS we discussed our plan and approach to the business which addresses a diversification of the Company’s positions and opportunities for growth. The Company is faced with uncertainties related to litigation as discussed in PART II. ITEM 1. LEGAL PROCEEDINGS, below, and in our reports filed with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2006, our reports on Form 10-Q for the interim periods ended June 30 and March 31, 2007, the outcome of which cannot be accurately predicted. We have moved forward with the divestiture of unprofitable properties and possible sale of other properties as well.

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

Talco/Trix-Liz – It was determined that approximately $90,000 could be spent on sixteen wells resulting in a potential increase in revenue of approximately $195,000 per month. The work includes the perforation and completion of three wells. Two were completed resulting in increased production of approximately 18 bbls per day. The Company determined that gas lock-proof packers were needed on six wells. Packers were purchased and installed on two wells, but the work was unsuccessful because the tubing in these wells is old and the condition of the tubing damages the pliable material of which the packers are made. The additional cost to rework these wells to restore production is estimated at approximately $30,000 per well. Production needs to be restored in legally permitted zones on five wells and production needs to be established from a deeper zone on one well. Tank maintenance on one well was completed, but the well is producing water. Due to electrical problems the well has not been able to produce consistently. The Company is resolving the electrical issues in order to establish consistent production and determine if the water production will decline and the well will produce oil. Due to these issues, the Company has determined that the monthly increase in revenues is more likely approximately $100,000.

Redwater – The Redwater Field poses substantial safety risks due to the hazardous noxious chemical content in the oil and gas. Safety is the highest priority and safety equipment must be maintained and replaced regularly. Approximately $11,000 was spent in the third quarter of 2007 to replace fresh air packs, escape packs and personal monitors. Additionally, approximately $170,000 of repairs on eight wells were identified which could potentially increase revenue by approximately $275,000 per month. Work on five of the eight wells was prioritized for completion, subject to availability of capital at an approximate cost of $100,000 with a one month return on investment. Wireline work on two wells and hot oiling the flow line was attempted but the result was too much water containing H2S. In order to resolve this problem additional work to drain the water below the perforations will be necessary at a cost of approximately $30,000 per well. Additional tanks are needed for one well. Additionally, water disposal needs to be addressed on one well and a wireline cleanout and chemicals are needed for a water injection well. Two of the remaining three wells need gas lift systems and the third will require a workover to re-establish production. Due to higher costs to complete this work, management wants to evaluate the potential return on investment more thoroughly on these three wells, before proceeding.

Sulphur Bluff – Six wells were identified for work costing approximately $25,000. Hot oil treatment has been completed on two wells as well as the workover of one additional well. The Company still needs to workover two wells and the purchase a packer on one. Rods and tubing and a pump need to be pulled on the final two wells. Upon the completion of the hot oil treatment and workover, a disposal well went down which limited the production available. Repairs on the disposal well are estimated to cost an additional $20,000. The field is currently producing approximately 18 to 20 bbls per day. Once the disposal well is repaired, the production should increase to approximately 100 bbls per day. The timing of repairs on the disposal well is dependent upon availability of capital. The Company believes the Sulphur Bluff property can become a significant source of revenue after this work is performed.

Como – Management prioritized nine wells in the Como Fields for repairs and workovers totaling approximately $66,000. Two of three pumping units and an electric motor have been repaired. One additional pumping unit still requires maintenance. A rod job was completed on one well but new rods or rod jobs are needed on two additional wells and one well requires the replacement of a tail bearing. Coated tubing on an additional well was completed. Since this work was completed production has increased an average of 50 bbls per day to approximately 200 bbls per day. However, as work has been completed additional areas have been identified that requires additional capital beyond the ability of the Company at this time. Energytec has entered into a non-binding letter of intent with an unrelated third party to serve as the basis for selling its interest in the Como oil field as described under Property Divestitures below.

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

In June 2007, the Company also agreed to plug the Cole Federal in compliance with an order issued by the Bureau of Land Management (BLM.) Further, the Company is obligated to remediate the site to the satisfaction of the BLM. Remediation work was concluded by the end of August 2007 in compliance with the plugging order. However, in light of the new operational plan for additional work on the Cinnamon Bear 2-4, the Company has retained the right to reenter the Cole Federal at a later date. The Company expended $50,000 in July 2007 to accomplish the plugging operations. As a result of compliance with the BLM’s plugging order, the Company has the right to receive up to $77,000 in refunds of cash bonds established for the reclamation. During the three months ended September 30, 2007, the Company identified and recognized impairment charges to earnings of $1,191,558, relating the Cole Federal.

Property Divestiture

As discussed in PART II. ITEM 5. OTHER ITEMS, in October 2007, Energytec entered into a non-binding letter of intent with an unrelated third party to serve as the basis for selling its interest in the Como oil field (also known as Quitman), and the Redwater pipeline, equipment, and related oil and gas properties. Since the letter of intent was signed, the prospective purchaser has been conducting its due diligence on the properties and the parties have attempted to negotiate the terms of a transaction. Energytec believes at this time the parties have terminated any discussions regarding a sale and purchase of the Redwater pipeline and related equipment and oil and gas properties. Accordingly, Energytec has no agreement or arrangement for selling any Redwater assets, and no such agreement or arrangement is under consideration at this time. Energytec is pursuing negotiations on a sale of its interest in the Como field. We have reached a preliminary agreement to sell the Como field to the purchaser for $9,000,000 payable in the form of cash and a promissory note bearing interest at 6% per annum payable monthly out of 50% of the net revenue from production over 150 barrels per day. Completion of the transaction is subject to the purchaser completing its due diligence and environmental review of the property, obtaining acceptable financing, and obtaining an operator’s permit from the Texas Railroad Commission. If all these conditions are satisfied, Energytec believes the transaction could be closed before the end of November 2007.

Energytec is also continuing its search for a purchaser of the Big Horn Project in Wyoming. We intend to use any funds received from the sale of properties to further our restructuring, resolve litigation claims, clear title to Energytec’s properties, and initiate business development activities.

Reserves and Regulatory Issues

For the year ended December 31, 2004, Energytec’s reserve report was prepared internally by Frank W Cole, who was the CEO of the Company.

In December 2005, Energytec engaged an independent engineering firm to conduct a study of its reserves as of December 31, 2005. Energytec, in consultation with the independent engineering firm, also conducted a thorough review of the engineering data and the reserve report previously prepared for the years ended December 31, 2004 and 2003.

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

This resulted in a reduction in the proved developed and undeveloped reserves for 2004 in the amount of 1,178,930 barrels of oil. The effect of incorrect ownership interests in certain wells was insignificant and resulted in an increase in the reserves attributed to Energytec’s ownership interest. The reserves for the years ended December 31, 2004 and 2003 were incorrectly reported in Energytec’s 2004 and 2003 SAS 69 disclosures and reserve information presented in Energytec’s Form 10 filed with the Securities and Exchange Commission in May 2005 and subsequent amendments. Energytec updated the reserve reports for the years ended December 31, 2004 and 2003, to remove reserves associated with the wells that were without the proper permitting and spacing required by the RRC; to assign reserves in the Talco/Trix-Liz Field and Sulphur Bluff Field that are supported by actual production; and to assign the correct ownership percentages to Energytec’s oil and gas wells.

After the reserve reports were updated and the reported reserves were corrected, the SAS 69 disclosures and reserve information presented in Energytec’s Form 10K for the year ended December 31, 2006, reflected 1,847,250 bbls of proved developed and undeveloped oil reserves and 7,285,761 mcf of proved developed and undeveloped gas reserves as of January 1, 2004. These reserves included three potential proved undeveloped prospects in the Redwater Field. During 2004, one of these prospects was removed from the reserves due to the Company’s inability to secure capital to develop the prospect. This resulted in a downward revision of proved developed and undeveloped gas reserves totaling 3,122,035 mcf.

Pursuant to the reserve study, it was also determined that 23 wells were dually completed in non-permitted separately recognized reservoirs in the Talco/Trix-Liz Field without the proper permitting and spacing required by the Texas Railroad Commission (RRC). No proved reserves can be assigned to any of the 23 wells dually completed in non-permitted separately recognized reservoirs in the Talco/Trix-Liz Field until such regulatory issues are resolved to the satisfaction of the RRC. Additionally, commingling of production from permitted and non-permitted reservoirs resulted in the inability to assign reserves to either the permitted or non-permitted reservoirs. As a result the proved developed and undeveloped oil reserve estimates were reduced by 365,269 bbls.

During the year ended December 31, 2004, the Company sold various interests in its proved oil and gas properties and received proceeds totaling $13,199,840and recognized gains totaling $10,510,501. This resulted in a reduction of the minerals in place of 1,121,252 bbls of oil. The Company also purchased 100% of the working interest in various leases in Rusk and Gregg Counties, Texas during the year ended December 31, 2004, for $279,560 cash which added 379,502 bbls of oil reserves.

Energytec reported 715,614 bbls of proved developed and undeveloped oil reserves and 4,060,674 mcf of proved developed and undeveloped gas reserves at December 31, 2004.

In January 2005, Energytec purchased 100% of the working interest in the M.A. Schuyler -A- and M.A. Schuyler -B- leases in Rusk County, Texas for $49,405 cash. In February and March of 2005, the Company purchased 100% of the working interest in the George Thompson lease for $40,000 cash and 100% of the working interest in the C.C. Still and M.V. Barton leases for $58,930 cash. These leases were also located in Rusk County, Texas. In October 2005, Energytec purchased 100% of the working interest in various leases in Wood and Hopkins Counties, Texas, known as the Como Field, for $5,600,000 cash. These purchases resulted in additional oil reserves totaling 723,945 bbls.

During 2005, the Company entered into an agreement to sell well sites and drill seven wells in two of its fields for $8,000,000, resulting in a reduction of minerals in place totaling 2,193,523 mcf of gas. The sales proceeds of $8,000,000 less the commissions of $800,000 were recorded as a liability pending the completion of the wells. The liability included $3,500,000 for the sale of well sites owned by the Company and the estimated cost of drilling and completion of the wells totaling $3,700,000. The drilling budget of $3,700,000 includes approximately $1,000,000 to cover potential overruns associated with increasing costs of materials and labor precipitated by rising oil prices. The Company has elected to reserve recognition of this amount until such time as all wells are completed. This agreement is the subject of litigation as described PART II. ITEM 1. LEGAL PROCEEDINGS.

During the year ended December 31, 2006, Energytec revised its previous estimates of reserves by reducing proved developed and undeveloped oil reserves by 87,424 bbls and proved developed and undeveloped gas reserves by 1,535,085 mcf. The revision effectively reflects the reclassification of proved reserves to the unproved classification due to regulatory issues discussed above and a reclassification of five proved undeveloped locations to unproved due to the Company’s inability to currently designate capital for the recompletion of three wells and the drilling of two additional sites. These properties will be reclassified to proved undeveloped reserves pending allocation of capital to those projects. The revision also includes an adjustment to reflect the decline in oil and gas pricing at December 31, 2006, as compared to December 31, 2005.

During the year ended December 31, 2006, the Company resolved the commingling of production from the dually completed wells in the Trix/Liz Field by isolating the non-permitted zones in order to restore production to permitted zones. This isolation was necessary to allow the establishment of production from the legally permitted zones.

Thirteen of the dually completed wells are back on production in single legally permitted zones. Eight additional wells are currently being permitted in the proper zones with the TRC. Approval of these permits has taken longer than expected due to remaining issues related to spacing and permitting. Once these issues are resolved these wells will be placed back on production in the single zone in which they have been legally permitted. It is doubtful that any of the 21 wells will ever be permitted by the TRC to produce from dual zones.

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

Results of Operations

Revenue

Oil and gas revenues for the three months and nine months ended September 30, 2007, declined from the same periods in the prior year by 30% and 45%, respectively. As disclosed in the Company’s annual and quarterly reports filed with the Securities Exchange Commission, our cash flow has been severely limited due to the effects of payments made in early 2006. Severance of production pursuant to regulatory issues further impaired the Company’s ability to generate revenue and cash. This in turn resulted in an inability to repair and maintain productive wells, further curtailing production, revenues, and cash flow. The drop in revenues is a direct result of these circumstances. A downward decline in oil production and resulting revenues continued into July and August, but the Company began to see improvements in September pursuant to the expenditure of funds set aside from the federal tax refund and operating plan as discussed above. Gas production improved through July and August, but dipped in September due to shut downs related to maintenance.

The average oil price over the first nine months of 2007 was approximately $6.03 per barrel lower than the comparable period in 2006. The following table shows the gross and net oil and gas production for each month in the nine-month period ended September 30, 2007:

Month in 2007	Oil (Bbl)		Gas (Mcf)
	Gross	Net	Gross	Net
January	18,229	6,399	23,129	3,038
February	13,505	5,392	13,193	2,307
March	14,402	4,886	17,763	3,824
April	11,916	3,915	13,989	2,622
May	11,348	3,783	18,909	2,615
June	10,401	3,770	12,369	2,294
July	7,828	3,790	13,816	2,538
August	7,829	4,231	15,460	2,773
September	8,104	3,673	11,011	2,451

Well service revenue also declined by 59%, for the three months and nine months ended September 30, 2007, as compared with the same periods in the prior year. The severe impairment of cash flows resulted in our inability to maintain and repair equipment utilized for well services. A number of wells were either severed or not producing due to maintenance issues. Although well services are provided through the Company’s wholly owned subsidiary, funds were not available to purchase the necessary materials to bring the wells back onto production.

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

For the three months ended September 30, 2007, gas sales totaled approximately $497,000 with corresponding purchases of approximately $490,000, resulting in a gross profit from gas sales of approximately $7,000. For the same period in 2006, gas sales totaled approximately $569,000 with corresponding purchases of approximately $550,000, resulting in a gross profit of approximately $19,000. For the nine months ended September 30, 2007, gross profits from gas sales are approximately $25,000, compared to approximately $55,000 for the nine months ended September 30, 2006. The purchase and sale of gas is dependent upon production as well as the quantity which can be accepted by the processing plant. During 2007, quantities accepted have been limited due to shut downs to perform routine maintenance by the processing plant. Additionally, production has been affected by the Company’s limited cash flow as discussed above.

Oil and gas expenses, well service expenses, and general and administrative expenses

Oil and gas lease operating expenses have declined by approximately 20% for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The decline for the three months ended September 30, 2007 as compared to the same period for 2006 has been approximately 18%. Likewise, well service expenses have declined by approximately 42% and 53%, respectively, for the three months and nine months ended September 30, 2007 as compared to the three months and nine months ended September 30, 2006. The declines reflect our inability to fund routine maintenance and the cost reductions that were necessitated by the lack of cash flow. Cost cutting measures were taken in all areas of operations. Additionally, general and administrative expenses have been cut by approximately 40% and 37%, respectively, for the three months and nine months ended September 30, 2007, as compared to the same periods in 2006.

Liquidity and Capital Resources

In order to meet continuing operational expenses and capital expenditures without further sales of working interests through programs, the Company entered into a loan agreement with Gladewater National Bank for $4,000,000 on February 27, 2006. On February 27, 2007, the Company renewed this loan with an outstanding balance of $4,000,000, as a 48 month term loan due February 27, 2011 at prime plus 1.5%. The monthly payments will fluctuate as the prime rate fluctuates. The balance outstanding at September 30, 2007, was $3,505,843. This debt is subject to interest at 1.5% above the Wall Street Prime Rate and is susceptible to fluctuations. Through November 19, 2007, the Wall Street Prime Rate has ranged from a low of 7.5% to a high of 8.25%. Production payments related to the properties collateralizing the loan are deposited directly with Gladewater National Bank. Any excess funds, after the monthly principal and interest payments are available for the general use of the Company.

This loan is collateralized by the Company’s mineral interest in the Como Fields. During the term of the loan, the bank will periodically re-evaluate the value of the properties pledged to secure the loan to determine compliance with the loan borrowing base which equals 80% of the present worth of the properties pledged, as calculated by the bank, discounted 17.5%, or 80% of the average of the preceding six months’ net monthly income times 32 months, whichever is less. If the loan exceeds the borrowing base as calculated, the Company will have 30 days to pledge additional collateral or make a principal reduction on the loan. In connection with the loan, the Company can make no loans to officers of the Company, or from the date of the loan agreement, may not increase the salary of any officer by more than 10% annually. Additionally, the Company may not form any new subsidiary or merge or invest in or consolidate with any other entity or sell, lease, assign, transfer, or otherwise dispose of all or substantially all of the Company’s assets pledged as collateral on the loan. During the three months ended September 30, 2007, a vendor filed a lien against the property which collateralizes the loan. Subsequently a suit was filed for outstanding amounts due to the vendor. The lawsuit is a breach of certain covenants in Energytec’s loan agreement and security instruments with the bank. The Company is seeking to resolve the issue with the vendor and settle the outstanding balance. However, if the Company fails to clear the lien and lawsuit, the Bank may pursue all of its rights and remedies against Energytec, including foreclosing its deed of trust lien on the collateral properties.

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

For the three months ending September 30, 2007, revenues averaged approximately $401,000 per month. Payroll, employee health insurance, general liability insurance, utilities, and payments on debt required an average of $451,000 per month, resulting in a cash flow deficit of approximately $50,000 per month. On June 17, 2007, the Company received a refund of federal income taxes of approximately $1,670,000. Property tax payments of approximately $445,000 were made on June 21 and payments totaling $436,000 were made to various vendors. The Company set aside $500,000 for capital expenditures to be made in the third quarter of 2007, as described above. An additional amount totaling approximately $300,000 was set aside to fund operations in Wyoming. The remainder was set aside for working capital and to cover the monthly cash flow deficit. Due to factors related to regulatory issues as discussed above, cash limitations, and production levels, we did not drill any new wells or perform any workovers in the first three quarters of 2007. Many of the wells that require remedial work are subject to claims by non-operating program participants that they own most or all of the working interests in the wells. The expenditures necessary to maintain, restore, or improve production from wells in which non-operating program participants claim a working interest, are substantial. Historically Energytec has covered all expenditures with the intention of recouping the advances for net lease operating and capital expenditures against revenue distributions. However, without capital to improve production and raise revenues from these wells, the Company cannot achieve collection of the advanced payments from production over a reasonable period of time. In May 2006, Energytec sent statements to all non-operating program participants indicating amounts owed to the Company. Since that time, monthly statements have been rendered to all program participants reflecting the increase or decrease in the amounts due to Energytec for additional operational expenditure net of revenues. To date, none of the non-operating program participants have paid their share of lease operating expenses and capital costs. In addition, Energytec has borne 100% of the expenses related to the oil spill at Talco in November of 2004. These expenses, which now approximate $3,000,000, will be billed to non-operating program participants involved in the affected leases, upon final resolution of certain regulatory issues. These circumstances have had a significantly adverse effect on working capital and have deprived the Energytec of funds that could have been used to maintain and improve production.

The Company has begun the process of preparing and mailing individualized letters to each program participant identifying the status of the wells within each program and the status of the leases. Although monthly statements have been sent regularly to all program participants, the Company is preparing an accounting of the revenues and expenses related to the wells in each program, relative to each investor’s participation, as well as authorizations for expenditures and accumulation of future plugging obligations. Program participants are being informed that they are expected to pay outstanding balances due to the Company by December 31, 2007, and contribute their proportionate share of expenditures as presented through the authorizations for expenditure. If the program participants fail to do so, the Company will be faced with the possibility of foreclosure against the program participants or the potential lapse of leases due to non-production. However, the Company can no longer fund operations on behalf of the participants.

Capital Commitments The following table discloses aggregate information about our contractual obligations including notes payable and lease obligations, and the periods in which payments are due as of September 30, 2007:

	Total	Payments due by period
		Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term Debt	$4,110,626	$1,486,624	$2,624,002	$—	—
Debenture Bonds	125,000	125,000	—	—	—
Operating Lease Obligations	496,865	86,193	264,093	146,579	—
Asset Retirement Obligation	1,961,731	196,174	490,433	631,202	643,922

Total	$6,694,222	$1,893,991	$3,378,528	$777,781	$643,922

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has ongoing litigation and potential rescission liabilities as described in our annual report on Form 10-K for 2006 under ITEM 3. LEGAL PROCEEDINGS, and in this report under PART II. ITEM 1. LEGAL PROCEEDINGS.

There is still significant uncertainty related to potential litigation and any resulting liability, and there are inherent risks in the achievement of the projected outcome as described in the operating plan. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. In the opinion of management, approximately $1,800,000 will be required during the remainder of 2007 to fund continuing operations and capital improvements. As discussed under our operating plan, management intends to focus operational and capital expenditures in areas that would result in achievement of immediate revenue and improved cash flow to the Company. Funds to satisfy vendors, totaling approximately $2,500,000 are expected to be derived from operations, further sales of surplus equipment and unprofitable leases, joint venture and partner financing, and debt lending or mezzanine financing (in support of drilling opportunities). Despite these alternatives, there can be no assurance that management’s efforts to achieve the foregoing objectives and adequately provide for the contingencies will be successful.

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

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment. Other unproved properties are amortized based on the Energytec’s experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, including estimated dismantlement and abandonment costs are depreciated and depleted based upon proved reserves, using the unit of production method, after considering estimated residual salvage value. Support equipment and other property and equipment are depreciated over their estimated useful lives.

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

In February 2007, the Company renewed debt totaling $4,000,000 that is subject to interest at 1.5% above the Wall Street Prime Rate and is susceptible to fluctuations. During 2006, the Wall Street Prime Rate ranged from a low of 7.5% to a high of 8.25%. During 2007, the Wall Street Prime Rate has ranged from a high of 8.25% to a low of 7.5% as of November 19, 2007.

Our major market risk exposure is in the pricing applicable to our oil production and natural gas sales. Realizing pricing is primarily driven by the prevailing domestic price for crude oil. Historically, prices received for oil and gas sales have been volatile and unpredictable. We expect pricing volatility to continue. Oil prices ranged from a low of $31.96 per barrel to a high of $74.40 per barrel during the first nine months of 2007 and from a low of $35.75 per barrel to a high of $72.81 per barrel during the year ended December 31, 2006. Gas prices during 2006 ranged from a low of $1.11 per mcf to a high of $10.56 per mcf. During the first nine months of 2007, gas prices have ranged from a low of $1.02 per mcf to a high of $5.20 per mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

As indicated in the certifications in Exhibits 31 of Form 10-Q for the Quarterly Period ended September 30, 2007, Energytec’s chief executive officer and chief financial officer evaluated the Company’s disclosure controls and procedures as of September 30, 2007. Based on those evaluations, these officers concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the Reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

New Legal Proceedings

Jomar Oil LLC, v. Energytec, Inc., et al., U.S. District Court, Northern District of Texas, Case No. 3-07 CV-1782-L.

On October 23, 2007, Jomar Oil LLC filed suit against Energytec; Frank W Cole (former officer and director of Energytec) and Frank W Cole Engineering; Don Lambert, Dorothea Krempein, and Paul Willingham who are officers of Energytec; and, Eric Brewster, Ben T. Benedum, B. Charles Spradlin, and Massoud Metghalchi, who are, or were, directors of Energytec. The suit alleges that Energytec, Frank Cole, and the defendant officers and directors directly, or indirectly through unregistered brokers acting as their agents, offered and sold interests in oil properties to Jomar Oil in violation of: (i) the anti-fraud provisions of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 adopted thereunder; (ii) through unregistered brokers in violation of Sections 15 and 20 of the Securities Exchange Act of 1934; (iii) the registration requirements of the Connecticut Uniform Securities Act; (iv) the anti-fraud provisions of the Connecticut Uniform Securities Act; and (v) through unregistered brokers in violation of the Connecticut Uniform Securities Act. The complaint also alleges the defendants committed fraud under the common law, breached the contract for purchase of the oil property interests, and unlawfully converted the plaintiff’s funds. Jomar Oil is seeking rescission of the original investment stated in the suit to be a total of $112,000, actual damages, interest from the date of investment, punitive damages of $1,000,000, and attorney’s fees and costs. Energytec and the defendant officers and directors are evaluating the allegations in the complaint to formulate a response, which is due to be filed by November 30, 2007.

Barlebella Oil LLC, v. Energytec, Inc., et al., U.S. District Court, Northern District of Texas, Case No. 3-07 CV-1801-R.

On October 26, 2007, Barlebella Oil LLC filed suit against Energytec; Frank W Cole (former officer and director of Energytec) and Frank W Cole Engineering; Don Lambert, Dorothea Krempein, and Paul Willingham who are officers of Energytec; and, Eric Brewster, Ben T. Benedum, B. Charles Spradlin, and Massoud Metghalchi, who are, or were, directors of Energytec. The suit alleges that Energytec, Frank Cole, and the defendant officers and directors directly, or indirectly through unregistered brokers acting as their agents, offered and sold interests in oil properties to Barlebella Oil in violation of: (i) the anti-fraud provisions of Section 10(b) of the

Securities Exchange Act of 1934 and Rule 10b-5 adopted thereunder; (ii) through unregistered brokers in violation of Sections 15 and 20 of the Securities Exchange Act of 1934; (iii) the registration requirements of the Texas Securities Act; (iv) the anti-fraud provisions of the Texas Securities Act; and (v) through unregistered brokers in violation of the Texas Securities Act. The complaint also alleges the defendants committed fraud under the Texas Business and Commerce Code, breached the contract for purchase of the oil property interests, and unlawfully converted the plaintiff’s funds. Barlebella Oil is seeking rescission of the original investment stated in the suit to be a total of $102,720, actual damages, interest from the date of investment, punitive damages of $1,000,000, and attorney’s fees and costs. Energytec and the defendant officers and directors are evaluating the allegations in the complaint to formulate a response, which is due to be filed by November 30, 2007.

Pre-existing Legal Proceedings

Descriptions of the previously filed legal proceedings to which Energytec is a party are presented in our reports filed with the Securities and Exchange Commission on Form 10-Q for the interim periods ended June 30 and March 31, 2007, and on Form 10-K for the year ended December 31, 2006. The following describes recent developments that may be considered significant in certain of the legal proceedings. If a legal proceeding described in or prior reports is not listed below, it is because we do not believe any significant development has occurred.

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

All but one of the defendants filed motions in August and September 2006, to dismiss the claims against them for failure to state sufficient facts to support a cause of action, and Energytec responded to these motions in October 2006. The court’s ruling on Defendant Cole’s motion was to deny the motion to dismiss on all claims. On the other defendants who had motions to dismiss pending, the court’s ruling dismissed the claims under Section 10(b) of the Securities Exchange Act and the Texas Securities Act, but allowed the other claims, including the claim of fraud under state common law, to go forward. All of the defendants have filed answers denying the substantive claims against them by Energytec. In addition, Frank W Cole filed a counterclaim and third party complaint on behalf of himself any other Energytec shareholders alleging Energytec and its officers and directors acted improperly in removing him from office and have since acted improperly in the management of Energytec, misappropriated corporate assets, and breached their respective fiduciary duties to Energytec. In July 2007, Energytec filed for itself and the other defendants a motion to dismiss the counterclaim and third party complaint on the grounds that Mr. Cole’s interests are not aligned with those of the shareholders so that he cannot properly represent their interests in the matter, and he failed to make a demand on the board of directors required by applicable rules. Mr. Cole subsequently filed an amended third party complaint in an effort to address the issues raised by Energytec’s motion to dismiss. Energytec has renewed its motion to dismiss on the same grounds raised in its first motion, and the motion has not yet been decided. The parties are beginning the discovery process and a trial date has been set for April 6, 2009.

Redwaterpet Oil & Gas Royal Family Oil Delectation LLC v. Energytec, Inc., District Court of Dallas County, Texas, Case No. DC 06-011021-A.

On October 31, 2006, Energytec was served with the above-referenced complaint filed by a New York limited liability company of which John J. Petito is the managing member. Mr. Petito is involved in other legal proceedings with Energytec as described herein. The complaint alleges that in June 2005, Redwaterpet and Energytec entered into a purchase agreement under which Redwaterpet agreed to purchase for $8,000,000 a 100% working interest less a 35% net profits overriding royalty interest in certain oil and gas properties in Energytec’s Sulphur Bluff and Redwater properties in Texas. Redwaterpet claims Energytec breached the agreement by failing to complete assignment of the interests acquired, failing to complete drilling and development work, and failing to account to Redwaterpet for the operation of the properties. Redwaterpet seeks specific performance of the agreement with respect to assignment of the interests allegedly acquired and development of the properties, compensation for lost contractual profits, and an accounting for revenues and expenses for the properties. In December 2006, Energytec filed an answer denying the allegations of the complaint. In March 2007, Energytec filed an amended answer and counterclaim against Redwaterpet asserting in the alternative that the original purchase contract was modified and Energytec has complied with its obligations, the alleged contract is impossible to perform as demanded by Redwaterpet, Energytec is not obligated to provide further performance on the alleged contract because of illegal commissions and payments received by John J. Petito and another individual, because Frank W Cole and other parties are responsible for any damages allegedly suffered by Redwaterpet, and because Redwaterpet is obligated as the working interest owner to pay drilling and development costs to Energytec. At the time Energytec filed the amended answer, it also filed a third party complaint against Frank W Cole (individually and d/b/a/ Frank W Cole Engineering) and John J. Petito alleging that Cole and Petito conspired in a scheme to package and unlawfully sell certain interests in the Sulphur Bluff and Redwater properties to the members of Redwaterpet and that these persons are liable for any costs or damages that Energytec may suffer as a result of the Redwaterpet transaction. Mr. Cole has answered the third-party complaint denying the allegations. Mr. Petito filed a motion challenging the jurisdiction of the Texas court over him, which is still pending. Redwaterpet has since filed a second amended complaint. In September 2007, the plaintiff and Energytec held a mediation in Dallas, Texas, which did not result in a resolution of the matter. A new trial date has been set for May 19, 2008. We cannot predict when this matter may be resolved or what the potential outcome may be.

Vendor Claims

The Company is the subject of various vendor claims related to alleged debts. Energytec is seeking to settle all outstanding vendor claims.

Basic Energy Services, L.P. v. Energytec, Inc., et al, County Court at Law No. 2, Gregg County, Texas, Cause No. 2007-957-CCL2, seeking payment of alleged debts totaling approximately $79,000. An answer has been filed and the Company is seeking to settle the matter.

Johnson Pump & Supply Co. v. Energytec, Inc. and Comanche Well Service Corporation, County Court at Law No. 3, Dallas, County, Texas, Cause No. CC-07-11870-C, seeking payment of alleged debts totaling approximately $163,500. An answer has been filed and there have been communications regarding settlement. The Company made an offer to settle the matter prior to the date the suit was filed, but the defendant declined the offer.

Pro-Test, Inc. v. Energytec, Inc. and Comanche Well Service Corporation, County Court at Law No. 2, Gregg County, Texas, Cause No. 2007-2139-CCL2, seeking payment of alleged debts totaling approximately $23,000. An answer has been filed and the Company is seeking to settle the matter.

Rental & Fishing Tools v. Energytec, Inc., County Court at Law No. 2, Gregg County, Texas, Cause No. 2007-271-CCL2, seeking payment of alleged debts totaling approximately $40,000. An answer has been filed and discovery has been answered and filed. The Company is seeking to settle the matter.

Baker Petrolite Corporation v. Energytec, Inc., Comanche Well Services Corporation, et al. Baker Petrolite has sued the Company in eleven separate lawsuits in Gregg, Wood, Hopkins, and Rusk Counties, Texas, seeking payment of alleged debts totaling approximately $105,000. An answer has been filed and the Company has made a settlement offer.

Graco Fishing & Rental Tools, Inc. vs. Energytec, Inc. and Comanche Well Service Corporation, 416th District Court of Collin County, TX Cause No. 416-03835-07, seeking payment of alleged debts totaling approximately $57,000. No answer has been filed as of November 19, 2007.

ITEM 1A.	RISK FACTORS

The Private Securities Litigation Reform Act of 1985 provides a safe harbor for forward-looking statements made by Energytec, except where such statements are made in connection with an initial public offering. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as development and maintenance of our oil and gas properties, prospects for financing or sales of assets to fund operations, and litigation or potential claims against Energytec are forward-looking statements. Forward-looking statements are based on current expectations, estimates, and projections as of the date of this report, and they are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from those described in the forward-looking statements. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this report and in our annual report on Form 10-K for the year ended December 31, 2006, and reports on Form 10-Q for the interim periods ended June 30 and March 31, 2007, under the caption “ITEM 1.A. RISK FACTORS.” In particular, the matters discussed above under PART I, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and PART II. ITEM 1. LEGAL PROCEEDINGS should be viewed as creating substantial uncertainty about Energytec and its prospects for the future. Any one or a combination of factors could materially affect our operations and financial condition. Because of the factors discussed in this report and below, as well as other factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, actual results may differ from those in the forward-looking statements.

Item 5.	Other Information

Como Field

In October 2007, Energytec entered into a non-binding letter of intent with an unrelated third party to serve as the basis for selling its interest in the Como oil field (also known as Quitman), and the Redwater pipeline, equipment, and related oil and gas properties. Since the letter of intent was signed, the prospective purchaser has been conducting its due diligence on the properties and the parties have attempted to negotiate the terms of a transaction. Energytec believes at this time the parties have terminated any discussions regarding a sale and purchase of the Redwater pipeline and related equipment and oil and gas properties. Accordingly, Energytec has no agreement or arrangement for selling any Redwater assets, and no such agreement or arrangement is under consideration at this time. Energytec is pursuing negotiations on a sale of its interest in the Como field. We have reached a preliminary agreement to sell the Como field to the purchaser for $9,000,000 payable in the form of cash and a promissory note bearing interest at 6% per annum payable monthly out of 50% of the net revenue from production over 150 barrels per day. Completion of the transaction is subject to the purchaser completing its due diligence and environmental review of the property, obtaining acceptable financing, and obtaining an operator’s permit from the Texas Railroad Commission. If all these conditions are satisfied, Energytec believes the transaction could be closed before the end of November 2007.

Other Regulatory Matters

In November 2007, the Company learned that Don Lambert, its president and chief executive officer, had received a Wells notice from the staff of the Division of Enforcement of the Securities and Exchange Commission in connection with its on-going investigation of the Company and various persons involved therewith. The Wells notice indicates that the staff of the Division of Enforcement is considering recommending that the SEC bring a civil enforcement action against Mr. Lambert for violating various provisions of the Federal securities laws. Under the SEC’s procedures, recipients of a Wells notice have the opportunity to respond to the staff of the Division of Enforcement before the staff makes a formal recommendation to the Commission on whether any civil enforcement action should be brought by the SEC. The board of directors of Energytec has engaged counsel to investigate matters pertaining to Mr. Lambert and to report to the board of directors its findings.

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

Energytec, Inc.

Date:	November 19, 2007	By:	/s/ Don Lambert
Don Lambert
President and Chief Executive Officer

Date:	November 19, 2007	By:	/s/ Dorothea Krempein
Dorothea Krempein
Chief Financial Officer